Form 10-Q
period 2000-09-30
SYNPLICITY INC
filed 2000-11-14
CIK 1027362

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----
          EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the transition period from ______ to _____

Commission file number:

                               SYNPLICITY, INC.
            (Exact name of registrant as specified in its charter)

          California                                  77-0368779
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                    935 Stewart Drive, Sunnyvale, CA  94086
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 215-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ____     No     X
                  -----

As of November 9, 2000, 24,226,350 shares of common stock of the Registrant were outstanding.

                               SYNPLICITY, INC.

                                     INDEX


PART I.        FINANCIAL INFORMATION                                                                          PAGE NO.
------------------------------------------------------------------------------------------------------        --------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...            3
               Condensed Consolidated Statements of Operations for the three and nine months ended
                    September 30, 2000 and 1999.......................................................            4
               Condensed Consolidated Statements of Cash Flows for the nine months ended September
                    30, 2000 and 1999.................................................................            5
               Notes to Condensed Consolidated Financial Statements...................................            6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.....................................................................            9
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.............................           26

PART II.       OTHER INFORMATION
------------------------------------------------------------------------------------------------------        --------
Item 2.        Changes in Securities and Use of Proceeds..............................................           27
Item 6.        Exhibits and Reports on Form 8-K.......................................................           27
SIGNATURES............................................................................................           28

                        PART I - FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

                               SYNPLICITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         September 30,       December 31,
                                                                                             2000                1999
                                                                                         -------------       ------------
                                                                                          (unaudited)
Assets:
Current assets:
 Cash and cash equivalents......................................................            $  7,046             $  2,633
 Accounts receivable, net.......................................................               4,150                3,668
 Other current assets...........................................................               1,181                  469
                                                                                            --------             --------
   Total current assets.........................................................              12,377                6,770
 Property and equipment, net....................................................               2,105                1,990
 Other assets...................................................................                 675                  359
                                                                                            --------             --------
   Total assets.................................................................            $ 15,157             $  9,119
                                                                                            ========             ========

Liabilities and Shareholders' Equity (Net Capital Deficiency):
Current liabilities:
 Accounts payable and accrued liabilities.......................................            $  2,710             $  2,655
 Accrued compensation...........................................................               1,501                  584
 Deferred revenue...............................................................               6,282                5,439
 Current portion of long-term debt..............................................                 522                  455
                                                                                            --------             --------
   Total current liabilities....................................................              11,015                9,133
 Long-term note payable to shareholder..........................................                 125                  125
 Long-term debt.................................................................                 308                  595
Commitments
Shareholders' equity (net capital deficiency):
Convertible preferred stock.....................................................              14,858                9,378
Common stock....................................................................               2,579                1,290
Additional paid-in capital......................................................               3,838                2,451
Notes receivable from shareholders..............................................                (468)                (468)
Deferred stock-based compensation...............................................              (2,946)              (2,222)
Accumulated deficit.............................................................             (14,152)             (11,163)
                                                                                            --------             --------
   Total shareholders' equity (net capital deficiency)..........................               3,709                 (734)
                                                                                            --------             --------
                                                                                            $ 15,157             $  9,119
                                                                                            ========             ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                               ---------------------------         ---------------------------
                                                                 2000              1999              2000              1999
                                                               ---------         ---------         ---------         ---------
Revenue:
License................................................          $ 6,722           $ 3,351           $16,476           $ 9,249
Maintenance............................................            2,478             1,396             6,584             3,580
                                                                 -------           -------           -------           -------
   Total revenue.......................................            9,200             4,747            23,060            12,829
Cost of revenue:
 Cost of license.......................................              112                35               194               161
 Cost of maintenance...................................              416               320             1,107               838
                                                                 -------           -------           -------           -------
   Total cost of revenue...............................              528               355             1,301               999
                                                                 -------           -------           -------           -------
   Gross profit........................................            8,672             4,392            21,759            11,830
Operating expenses:
Research and development...............................            3,470             2,082             9,194             5,541
Sales and marketing....................................            4,298             3,131            12,638             9,389
General and administrative.............................              868               691             2,410             1,908
Stock-based compensation (1)...........................              277                41               663                45
                                                                 -------           -------           -------           -------
   Total operating expenses............................            8,913             5,945            24,905            16,883
                                                                 -------           -------           -------           -------
   Loss from operations................................             (241)           (1,553)           (3,146)           (5,053)
Interest income........................................              103                43               242                95
Interest expense.......................................              (23)               (9)              (85)             (109)
                                                                 -------           -------           -------           -------
   Net loss............................................          $  (161)          $(1,519)          $(2,989)          $(5,067)
                                                                 =======           =======           =======           =======
Basic and diluted net loss per common share............          $ (0.01)          $ (0.11)          $ (0.21)          $ (0.38)
                                                                 =======           =======           =======           =======
Shares used in per share calculation...................           14,321            13,355            13,991            13,225
                                                                 =======           =======           =======           =======

______________________
(1) Amortization of deferred stock-based compensation relates to the following:


                                   Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                   ------------------   ------------------
                                    2000         1999    2000         1999
                                   -----        -----   -----        -----
Cost of maintenance.........       $   9        $   1   $  19        $   1
Research and development....         132           34     323           37
Sales and marketing.........         121            6     280            7
General and administrative..          15           --      41           --
                                   -----        -----   -----        -----
   Total....................       $ 277        $  41   $ 663        $  45
                                   =====        =====   =====        =====


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                               2000                1999
                                                                                            -----------         -----------
                                                                                                      (unaudited)
Operating activities
Net loss.........................................................................            $(2,989)            $(5,067)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation....................................................................                829                 696
 Amortization of deferred stock-based compensation...............................                663                  45
 Changes in operating assets and liabilities:
   Accounts receivable...........................................................               (482)               (136)
   Other current assets..........................................................               (712)               (104)
   Other assets..................................................................               (316)               (512)
   Accounts payable and accrued liabilities......................................                 55                 647
   Accrued compensation..........................................................                917                 171
   Deferred revenue..............................................................                843               1,178
                                                                                             -------             -------
    Net cash provided by (used in) operating activities..........................             (1,192)             (3,082)
                                                                                             -------             -------
Investing activities
Purchases of property and equipment..............................................               (944)               (922)
                                                                                             -------             -------
    Net cash used in investing activities........................................               (944)               (922)
                                                                                             -------             -------
Financing activities
Borrowing under revolving line of credit.........................................              2,000                 176
Repayment of revolving line of credit............................................             (2,000)                 --
Proceeds from long-term debt.....................................................                201                  --
Payments on long-term debt.......................................................               (421)             (2,046)
Proceeds from sale of common stock...............................................              1,289                 193
Proceeds from issuance of preferred stock........................................              5,480               7,404
Proceeds from notes payable to officers..........................................                 --                 400
                                                                                             -------             -------
    Net cash provided by financing activities....................................              6,549               6,127
                                                                                             -------             -------
Net increase (decrease) in cash and cash equivalents.............................              4,413               2,123
Cash and cash equivalents at beginning of period.................................              2,633               1,193
                                                                                             -------             -------
Cash and cash equivalents at end of period.......................................            $ 7,046             $ 3,316
                                                                                             =======             =======
Supplemental disclosure of cash flow information
Cash paid for interest...........................................................            $    98             $   105
                                                                                             =======             =======
Supplemental schedule of noncash financing activities
Deferred compensation related to stock options...................................            $ 1,387             $   381
                                                                                             =======             =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2000 and the statements of operations for the three and nine months ended September 30, 1999 and 2000 and cash flows for the nine months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange
Commission.   The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 1999 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read with the financial statements and related notes included in the Company's Registration Statement on Form S-1 and final prospectus filed with the Securities and Exchange Commission on October 11, 2000.

In July 2000, our Board of Directors and shareholders approved and we effected a reverse two-for-three stock split of our outstanding capital stock. All share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been adjusted to give effect to this reverse stock split.

Revenue Recognition

We sell perpetual licenses to use our software products and sell related maintenance services. For each sale, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed and determinable, collection of the fee is probable based on completed credit review procedures, and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions." Sales to international distributors are recognized by us when the international distributor has resold the product to an end user.

Maintenance is offered to customers, which requires us to perform continuing service and support and allows customers to receive unspecified product upgrades. In accordance with paragraph 10 of Statement of Position 97-2, "Software Revenue Recognition," vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and the history we have developed of charging our customers for maintenance renewals. In general, maintenance is priced at 20% of the list license price of the product. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

We have also provided a feature limited version of one of our products to certain FPGA manufacturer for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. However, we have concluded that we do not have vendor specific objective evidence of fair value of maintaince on these type of arrangements as it is not priced or offered separately. As a result, license and maintenance revenue is recognized ratably over the period of each arrangement.

Segment Information

We operate in one segment, the development and marketing of customer service infrastructure solutions. Synplicity markets and sells its products throughout North America, principally the U.S., and Europe and Asia Pacific, which comprise international activities.


Note 2.  Net Loss Per Common Share

In accordance with FAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive (using the treasury stock method). There is no difference between our basic and diluted net loss per share as we incurred a net loss for each period presented. Pro forma basic and diluted net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 --------------------------          --------------------------
                                                                   2000              1999              2000              1999
                                                                 --------          --------          --------          --------
Net loss......................................................   $  (161)          $(1,519)          $(2,989)          $(5,067)
                                                                 =======           =======           =======           =======
Basic and diluted weighted average shares
     Weighted-average shares of common
         stock outstanding....................................    14,958            14,142            14,768            14,048

     Less: weighted-average shares subject
         to repurchase........................................      (638)             (787)             (777)             (823)
                                                                 -------           -------           -------           -------
     Weighted-average shares used in
        computing basic and diluted net loss per share........    14,320            13,355            13,991            13,225
                                                                 =======           =======           =======           =======

Basic and diluted net loss per common share...................   $ (0.01)          $ (0.11)          $ (0.21)          $ (0.38)
                                                                 =======           =======           =======           =======
Pro forma:
     Shares used above........................................    14,320            13,355            13,991            13,225
     Pro forma adjustment to reflect weighted
        effect of assumed conversion of
        convertible preferred stock...........................     4,304             3,532             4,050             3,097
                                                                 -------           -------           -------           -------
      Shares used in computing pro forma
        basic and diluted net loss per share..................    18,624            16,887            18,041            16,322
                                                                 =======           =======           =======           =======
Pro forma basic & diluted net loss
     per share................................................   $ (0.01)          $ (0.09)          $ (0.17)          $ (0.31)
                                                                 =======           =======           =======           =======

We have excluded all redeemable convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted average options and warrants outstanding to purchase 4,038,343 and 4,022,238 shares of common stock for the three and nine months ended September 30, 2000, respectively, and 2,989,948 and 2,651,534 shares for the three and nine months ended September 30, 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Note 3.  Comprehensive Loss

We apply Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Our comprehensive loss is the same as net loss as there are no adjustments reported in shareholders' equity (net capital deficiency) which are to be included in the computation.


Note 4.  Recently Issued Accounting Standards

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. We adopted FIN 44 on July 1, 2000. The impact of adoption of FIN 44 was not material to our operating results and financial position.

In December, 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt SAB 101 in our fiscal quarter beginning October 1, 2000. We believe that our current revenue recognition policy complies with SAB 101.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements, since we currently do not invest in derivative instruments or engage in hedging activities.

Note 5.  Subsequent Event - Initial Public Offering

On October 12, 2000, we sold 4,300,000 shares of common stock in an initial public offering at a price of $8.00 per share. In addition, we sold an additional 445,000 shares of common stock at a price of $8.00 per share in November 2000 to cover over-allotments. Net proceeds from all shares sold, less underwriting discounts and related expenses, was approximately $33.7 million. Concurrent with the closing of our initial public offering, all of the then outstanding shares of Series A, B, and C preferred stock automatically converted into common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included in this report on Form 10-Q. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis contain forward looking statements based upon current expectations that involve risks and uncertainties. When used in this report on Form 10-Q, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar expressions as they relate to us are included to identify forward looking statements. Our actual results and the timing of certain events could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors Affecting Future Operating Results" below.

Overview

     We were founded in February 1994, and we released our first product, Synplify, our FPGA logic synthesis software solution in 1995. In the second quarter of 1997, we launched HDL Analyst, a complementary product to Synplify that provides graphical representation and design analysis. In the first quarter of 1999, we released Certify, our application specific integrated circuit ("ASIC") and system-on-a-chip ("SoC") verification product. We released Amplify Physical Optimizer, which we believe is the only physical synthesis product for field programmable gate array integrated circuits ("FPGAs"), in March 2000 and Synplify Pro, an advanced FPGA logic synthesis product, in May 2000. We began recognizing revenue from Amplify Physical Optimizer and Synplify Pro in the second quarter of 2000.

     Our revenue, which consists of license and maintenance revenue, was $11.0 million in 1998, $18.2 million in 1999 and $23.1 million in the nine months ended September 30, 2000. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base maintenance revenue has increased as a percent of total revenue. We currently derive substantially all of our total revenue from sales of a small number of products. For example, sales of our Synplify, Synplify Pro and HDL Analyst products were approximately 93% of our license revenue in 1999. We expect that a substantial majority of our total revenue in 2000 will continue to be generated from sales of our Synplify, Synplify Pro and HDL Analyst products.

     We sell our products directly through our sales force and indirectly through channel partners that include international distributors, resellers and FPGA manufacturers. Direct sales provide a majority of our total sales and account for substantially all of our sales in North America. Direct sales were approximately 72% of our total revenue in 1999 and approximately 77% of our total revenue in the nine months ended September 30, 2000. We have recently invested in expanding our direct sales force in international locations. Revenue attributable to sales outside North America accounted for approximately 20% of our total revenue in 1999 and 22% of our total revenue in the nine months ended September 30, 2000. We anticipate that our operating results will continue to depend to a lesser extent on a relatively high volume of sales to a relatively small number of international distributors and other channel partners. In addition, we plan to continue to expand our international operations significantly. We anticipate that international revenue will increase as a percent of total revenue in the future.

     We sell perpetual licenses to use our software products and also sell related maintenance services. For each sale, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable based on completed credit review procedures and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 Modification of SOP No. 97-2 with Respect to Certain Transactions. Sales to international distributors are recognized by us when the international distributor has resold the product to an end user.

     A substantial majority of customers that license our products also purchase maintenance annually, which we price at 20% of the list price of the license. Customers purchasing maintenance receive unspecified product updates and electronic, internet-based technical support and telephone support. We recognize revenue from maintenance ratably over the maintenance period, which is typically one year. In general, customers on maintenance receive product updates that support new FPGA devices when we make these updates available for the licensed product. We believe these product updates are the primary reason a majority of our customers renew maintenance. We have also provided a feature limited version of one of our products to certain FPGA manufacturers for distribution to their customers. As these arrangements do not provide for a renewal fee for the licensed software or maintenance services, we have concluded that we do not have vendor specific objective evidence of fair value of the licensed software or maintenance on these type of arrangements as they are not priced or offered separately. As a result, license and maintenance revenue is recognized ratably over the period of each arrangement.

     Maintenance revenue comprised 28% of our total revenue in 1999 and 29% of our total revenue in the nine months ended September 30, 2000. We expect maintenance revenue to continue to represent a significant percent of total revenue and to vary as a percent of total revenue based on the growth rate of license revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross margin as a percent of total revenue may decrease due to lower margins on maintenance revenue resulting from incremental maintenance support costs. However, over the next 12 months, we do not expect maintenance revenue as a percent of total revenue to vary significantly.

     Since our inception in 1994, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and customer support departments and to establish an administrative organization. As a result, we had an accumulated deficit of $14.2 million as of September 30, 2000. We anticipate that our operating expenses will increase substantially in the future as we fund additional research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, increase our customer support capabilities and improve our operational and financial systems. Accordingly, we will need to generate higher revenue in the future to achieve and maintain profitability.

     We apply Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86, to software technologies we develop internally. We include internal development costs in research and development, and we expense those costs as they are incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based upon our development process, generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of our products has not been significant, we have not capitalized any software development costs to date.

     We recorded unearned stock based compensation on our balance sheet of $3.8 million in connection with stock option grants to our employees that were granted between June 1, 1999 and September 30, 2000. We will amortize this stock-based compensation over the vesting period of the related options, which is generally four years. During 1999 and the nine months ended September 30, 2000, we amortized $175,000 and $663,000 of stock compensation, respectively. We expect the remaining deferred stock-based compensation at September 30, 2000 will be amortized as follows: $289,000 for the three months ending December 31, 2000, $1.0 million for the year ending December 31, 2001, $753,000 for year ending December 31, 2002, $541,000 for the year ending December 31, 2003 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     As of September 30, 2000, we had approximately $9.3 million of federal and $400,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. These net operating loss carryforwards expire beginning in 2018 and 2002, respectively. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50% over a three year period.

     In order to increase market share in international locations and better serve our global customers, we plan to further expand our international operations. We expect that this expansion will require a substantial investment in personnel, facilities and operations, which tend to be more costly than similar investments in domestic operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

     Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

     We had 182 employees as of September 30, 2000, which represents a substantial increase from 101 employees as of December 31, 1998. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

Results of Operations

     The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.


                                                              Three Months Ended             Nine Months Ended
                                                                  September 30,                September 30,
                                                              -------------------          --------------------
                                                              2000           1999           2000           1999
                                                             -----          -----          -----          -----
Revenue:
 License............................................          73.1%          70.6%          71.4%          72.1%
 Maintenance........................................          26.9           29.4           28.6           27.9
                                                             -----         ------         ------          -----
   Total revenue....................................         100.0          100.0          100.0          100.0
Cost of revenue:
 Cost of license....................................           1.2            0.7            0.8            1.3
 Cost of maintenance................................           4.5            6.8            4.8            6.5
                                                             -----         ------         ------          -----
   Total cost of revenue............................           5.7            7.5            5.6            7.8
                                                             -----         ------         ------          -----
Gross margin........................................          94.3           92.5           94.4           92.2
Operating expenses:
 Research and development...........................          37.7           43.9           39.9           43.2
 Sales and marketing................................          46.7           65.9           54.8           73.2
 General and administrative.........................           9.5           14.5           10.4           14.9
 Stock-based compensation...........................           3.0            0.9            2.9            0.3
                                                             -----         ------         ------          -----
   Total operating expenses.........................          96.9          125.2          108.0          131.6
                                                             -----         ------         ------          -----
Loss from operations................................          (2.6)         (32.7)         (13.6)         (39.4)
Other income (expense), net.........................           0.9            0.7            0.6           (0.1)
                                                             -----         ------         ------          -----
Net loss............................................          (1.7)%        (32.0)%        (13.0)%         (39.5%
                                                             =====         ======         ======          =====

Three and Nine Months Ended September 30, 2000 and 1999

  Total revenue

     Our total revenue consists of license revenue and maintenance revenue. Our total revenue increased by 93.8% from $4.7 million for the three months ended September 30, 1999 to $9.2 million for the three months ended September 30, 2000. Our total revenue increased by 79.8% from $12.8 million for the nine months ended September 30, 1999 to $23.1 million for the nine months ended September 30, 2000. These increases were attributable to an increase in our customer base resulting in substantial growth in license and maintenance revenue, as well as additional sales to our existing customers.

     License revenue. License revenue increased by 100.6% from $3.4 million for the three months ended September 30, 1999 to $6.7 million for the three months ended September 30, 2000. License revenue increased by 78.1% from $9.2 million for the nine months ended September 30, 1999 to $16.5 million for the nine months ended September 30, 2000. These increases were primarily attributable to an increase in our customer base resulting in substantial growth in license revenue, as well as additional sales to our existing customers. The increase also resulted from a larger and more productive sales force and the introduction of our new Certify, Amplify and Synplify Pro products.

     Maintenance revenue. Our maintenance revenue increased by 77.5% from $1.4 million for the three months ended September 30, 1999 to $2.5 million for the three months ended September 30, 2000. Our maintenance revenue increased by 83.9% from $3.6 million for the nine months ended September 30, 1999 to $6.6 million for the nine months ended September 30, 2000. The increase in maintenance revenue was attributable to both the increase in license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

  Cost of revenue

     Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue increased 220.0% from $35,000 for the three months ended September 30, 1999 to $112,000 for the three months ended September 30, 2000. Our cost of license revenue increased 20.5% from $161,000 for the nine months ended September 30, 1999 to $194,000 for the nine months ended September 30, 2000. The increase in the cost of license revenue was primarily due to higher shipments of products to our growing customer base. As a percent of license revenue, the cost of license revenue increased from 1.0% for the three months ended September 30, 1999 to 1.7% for the three months ended September 30, 2000. The increase in the cost of license revenue as a percent of license revenue was primarily due to costs incurred on new product releases in the three months ended September 30, 2000. As a percent of license revenue, the cost of license revenue decreased from 1.7% for the nine months ended September 30, 1999 to 1.2% for the nine months ended September 30, 2000. The decrease in the cost of license revenue as a percent of license revenue was primarily due to higher shipments of product to our growing customer base in the nine months ended September 30, 2000. We expect that the absolute dollar amount of the cost of license revenue will continue to increase over the next 12 months and that the cost of license revenue as a percent of license revenue will vary based on the timing of new products and update releases.

     Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 30.0% from $320,000 for the three months ended September 30, 1999 to $416,000 for the three months ended September 30, 2000. Our cost of maintenance revenue increased 32.1% from $838,000 for the nine months ended September 30, 1999 to $1.1 million for the nine months ended September 30, 2000. The increase in cost of maintenance revenue in absolute dollars was primarily attributable to increased hiring of customer support personnel to provide improved levels of support to a growing installed customer base. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 22.9% for the three months ended September 30, 1999 to 16.8% for the three months ended September 30, 2000. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 23.4% for the nine months ended September 30, 1999 to 16.8% for the nine months ended September 30, 2000. The decrease in the cost of maintenance revenue as a percent of maintenance revenue was primarily due to the increased volume of maintenance renewals in the latter periods. We expect that the absolute level of cost of maintenance revenue will grow in the next 12 months to support our growing base of domestic and international customers.

  Operating expenses

     Research and development. Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased 66.7% from $2.1 million for the three months ended September 30, 1999 to $3.5 million for the three months ended September 30, 2000. Our research and development expenses increased 65.9% from $5.5 million for the nine months ended September 30, 1999 to $9.2 million for the nine months ended September 30, 2000. The increase in research and development expenses in absolute dollars was primarily attributable to the hiring of additional software engineers who are focused on both enhancing the features and performance of existing products as well as developing new products. As a percent of total revenue, research and development expenses decreased from 43.9% for the three months ended September 30, 1999 to 37.7% for the three months ended September 30, 2000. As a percent of total revenue, research and development expenses decreased from 43.2% for the nine months ended September 30, 1999 to 39.9% for the nine months ended September 30, 2000. The decrease in research and development expenses as a percent of total revenue was primarily related to the increase in total revenue in the three and nine months ended September 30, 2000. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that research and development expenses will increase in absolute dollars in the future.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Our sales and marketing expenses increased 37.3% from $3.1 million for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000. Our sales and marketing expenses increased 34.6% from $9.4 million for the nine months ended September 30, 1999 to $12.6 million for the nine months ended September 30, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to the hiring of additional sales and marketing personnel, increases in commissions due to increased sales and the expansion of our sales offices, particularly in Japan and Europe. As a percent of total revenue, sales and marketing expenses decreased from 65.9% for the three months ended September 30, 1999 to 46.7% for the three months ended September 30, 2000. As a percent of total revenue, sales and marketing expenses decreased from 73.2% for the nine months ended September 30, 1999 to 54.8% for the nine months ended September 30, 2000. The decrease in sales and marketing expenses as a percent of revenue was primarily attributable to the increase in total revenue for the three and nine months ended September 30, 2000. We expect that the absolute dollar level of sales and marketing expenses will continue to increase in future periods.

     General and administrative. General and administrative expenses represent corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased 25.6% from $691,000 for the three months ended September 30, 1999 to $868,000 for the three months ended September 30, 2000. Our general and administrative expenses increased 26.3% from $1.9 million for the nine months ended September 30, 1999 to $2.4 million for the nine months ended September 30, 2000. The absolute dollar increase in general and administrative expenses was primarily attributable to the hiring of additional finance and operations personnel, as well as increased legal, accounting and other consulting fees. As a percent of total revenue, general and administrative expenses decreased from 14.5% for the three months ended September 30, 1999 to 9.5% for the three months ended September 30, 2000. As a percent of total revenue, general and administrative expenses decreased from 14.9% for the nine months ended September 30, 1999 to 10.4% for the nine months ended September 30, 2000. The decrease in general and administrative expenses as a percent of revenue was primarily attributable to the increase in total revenue for the three and nine months ended September 30, 2000. We expect that the absolute dollar level of general and administrative expenses will continue to increase to support our future operations.

     Stock-based compensation. Stock-based compensation was $41,000 for the three months ended September 30, 1999, and $277,000 for the three months ended September 30, 2000. Stock-based compensation was $45,000 for the nine months ended September 30, 1999, and $663,000 for the nine months ended September 30, 2000.

  Other income (expense), net

     Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income (expense), net increased from other income of $34,000 for the three months ended September 30, 1999 to other income of $80,000 for the three months ended September 30, 2000. Our other income (expense), net increased from other expense of $(14,000) for the nine months ended September 30, 1999 to other income of $157,000 for the nine months ended September 30, 2000. As a percent of total revenue, other income (expense) increased from 0.7% for the three months ended September 30, 1999 to 0.9% for the three months ended September 30, 2000. As a percent of total revenue, other expense increased from (0.1%) for the nine months ended September 30, 1999 to 0.6% for the nine months ended September 30, 2000. The increases were primarily due to higher interest income on increased cash levels in the three and nine months ended September 30, 2000.


Liquidity and Capital Resources

     As of September 30, 2000, we had cash and cash equivalents of $7.0 million, an accumulated deficit of $14.2 million and working capital of $1.4 million.

     Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2000, compared to $3.1 million of cash used in the nine months ended September 30, 1999. Cash used in operating activities for each period resulted primarily from net losses in those periods, and to a lesser extent, increases in accounts receivable and other assets. These uses of cash were partially offset by increases in accrued liabilities and deferred revenue.

     Net cash used in investing activities was $944,000 for the nine months ended September 30, 2000 compared to $922,000 of cash used in the nine months ended September 30, 1999. Net cash used was primarily for purchases of new computers, equipment and furniture as we expanded operations. We expect to use approximately $2.0 million of cash to purchase property and equipment over the next 12 months.

     Net cash provided by financing activities was $6.5 million for the nine months ended September 30, 2000 compared to $6.1 million of cash provided in the nine months ended September 30, 1999. For the nine months ended September 30, 1999, net cash provided by financing activities was primarily due to the sale of $7.4 million of series B preferred stock in March 1999. For the nine months ended September 30, 2000, net cash provided by financing activities was primarily due to the sale of $5.5 million of series C preferred stock and the exercise of employee stock options.

     On October 12, 2000, we sold 4,300,000 shares of common stock in an initial public offering at a price of $8.00 per share. In addition, we sold an additional 445,000 shares of common stock at a price of $8.00 per share in November 2000 to cover overallotments. Net proceeds from all shares sold, less underwriting discounts and related expenses, was approximately $33.7 million.

     We also have a $3.0 million line of credit with Silicon Valley Bank. The line of credit expires in March 2002 and has an interest rate equal to the prime rate. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of September 30, 2000, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $2.9 million. We are subject to financial ratio and other covenants in connection with this line of credit and were in compliance with the covenants as of September 30, 2000. As of September 30, 2000, we had $955,000 in fixed term obligations. In addition, as of September 30, 2000, we had approximately $720,000 available under an equipment lease line with Comdisco, Inc., on which availability expires on December 31, 2000.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     .  the amount and timing of license revenue;

     . the extent to which our existing and new products gain market acceptance;

     .  the extent to which customers continue to renew annual maintenance;

     . the cost and timing of expansion of product development efforts and the success of these development efforts;

     .  the cost and timing of expansion of sales and marketing activities; and

     .  available borrowings under line of credit arrangements.

     We believe that the net proceeds from the IPO, together with our current cash and investment balances and any cash generated from operations and from current credit facilities, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating to obtain additional financing. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we have sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. We adopted FIN 44 on July 1, 2000. The impact of adoption of FIN 44 was not material to our operating results and financial position.

     In December, 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt SAB 101 in our fiscal quarter beginning October 1, 2000. We believe that our current revenue recognition policy complies with SAB 101.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS

133 will not have a material effect on the financial statements, since we currently do not invest in derivative instruments or engage in hedging activities.

Factors Affecting Future Operating Results

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

     Since our inception, we have incurred significant net losses, including net losses of $3.6 million in 1998, $6.9 million in 1999 and $3.0 million in the nine months ended September 30, 2000. In addition, we had an accumulated deficit of $14.2 million as of September 30, 2000. We expect to continue to incur significant research and development, sales and marketing and general and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability. We do not expect to show an operating profit in 2000 or the first half of 2001. We may not achieve profitability thereafter or, if we achieve profitability, sustain it. If we do not achieve and maintain profitability, the market price of our common stock may decline, perhaps substantially.

     We anticipate that our expenses will increase substantially in the next 12 months as we:

     . continue to invest in research and development to enhance our existing products and technologies;

     . develop additional logic synthesis, physical synthesis and verification products;

     . increase our sales and marketing activities, particularly by expanding our direct sales force outside North America;

     . continue to increase the size and number of locations of our customer support organization and begin to provide consulting services; and

     . implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth.

     Any failure to significantly increase our revenue as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability and could negatively impact the market price of our common stock.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which could cause our stock price to decline

     Our annual rate of revenue growth declined from 102% in 1998 to 65% in 1999. We may not be able to exceed or maintain our historical rates of revenue growth in 2000 or in the future. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, the rate of our revenue growth could decline. In addition, growing competition and our inexperience in selling our products to customers that use ASICs and SoCs could also adversely affect our revenue growth. Our revenue could decline as a result of technological changes that negatively affect the demand for FPGAs, ASICs and SOCs. Any significant decrease in our rate of revenue growth after this offering would likely result in a decrease in our stock price, because our revenue may fail to meet the expectations of investment analysts and others.

Our quarterly operating results and stock price may fluctuate, because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

     Because of the rapidly evolving market for FPGAs, ASICs and SoCs, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time to initiate and complete a sale for our products is relatively short, and our ability to foresee and react to changes in customer demand for our products may be limited and, therefore, be inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. We also do not know whether our business will grow rapidly enough to absorb the costs of our personnel and facilities. As a result, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock.

     In addition, we expect to experience fluctuations in the sale of licenses for our products due to seasonality. For example, we expect that sales may decline during the summer months, particularly in European markets. We have experienced and anticipate we will continue to experience relatively lower sales in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which these capital budgeting and customer purchasing cycle variations and sales incentives may reduce our sales because our recent revenue growth may have largely overshadowed these factors in recent periods.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial majority of our license revenue, and a decline in sales of these products could cause our license revenue to decline

     Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for 100% of our license revenue in 1998 and approximately 93% of our license revenue in 1999. We expect that the revenue from these products will continue to account for a majority of our license revenue for at least the next two fiscal years. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

     . the growth and changing requirements of the programmable semiconductor market, particularly with respect to FPGAs;

     . the performance, quality, price and total cost of ownership of our software products relative to other logic synthesis products for FPGAs; and

     . maintaining and enhancing our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors' FPGAs and software.

We may not succeed in developing and marketing new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

     We intend to develop additional logic synthesis, physical synthesis and verification products. Developing new products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to successfully develop and market new products, our operating results will decline.

     We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. To date, these products have accounted for only a limited portion of our revenue. However, our future growth and profitability will depend on our ability to increase sales of these verification, physical and logic synthesis products. If customers do not accept and widely adopt these products our operating results will decline.

     We intend to develop a new logic synthesis product for ASIC design and intend to develop other products that leverage our core capabilities. Developing these products and other required features for the release of new products will require significant investments in research and development. We cannot be certain that our entry into the ASIC logic synthesis product market or other new markets will be successful or that our customers will accept and widely adopt these products.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

     We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented nearly half of our license revenue in 1999 and over two thirds of our license revenue in the nine months ended September 30, 2000. If we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance.

If we experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

     We experience sales cycles, the time between an initial customer contact and completing a sale, generally ranging from two weeks to four months, depending on the product. If we experience any increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, a typical customer may purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at once, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have enough historical experience selling our Amplify Physical Optimizer product to determine how the sales cycle for this product will affect our revenue; however, the sales cycle could be longer and could result in unpredictability in our revenue from quarter to quarter.

Our business depends on continued demand for next generation networking equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for FPGAs, ASICs and SoCs does not continue

     Demand for next generation networking equipment may decrease if internet use declines, the build-out of internet infrastructure or communications networks slows or surplus capacity in existing communications and internet infrastructure develops. Potential consumers of next generation networking equipment, such as communications companies, may use or modify existing types of equipment and never adopt next generation networking equipment. If the business of next generation networking equipment manufacturers does not continue at its current level of growth, our revenue and business will suffer, because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of next generation networking equipment.

The markets for FPGAs, ASICs and SoCs are evolving rapidly and if these markets do not develop and expand as we anticipate, our revenue may not grow, because our products may not be needed

     We expect that substantially all of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in next generation networking equipment and other applications. If the role of FPGAs in communications infrastructure equipment and computer networking equipment does not increase as we anticipate, or decreases, our revenue would decline. The FPGA market may not grow if customers choose to use other semiconductors that might be more affordable or available with shorter time to market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs and SoCs in order for our revenue to increase. If demand for our software products were to decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors' assessment that the growth potential for sales of our licenses is limited.

     The markets for FPGAs, ASICs and SoCs are evolving rapidly and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

     . educate potential designers, next generation networking equipment and other electronics companies about the benefits of FPGAs, ASICs and SoCs and the use of logic synthesis, physical synthesis and verification products to design them;

     . establish and maintain relationships with leading FPGA manufacturers, electronic equipment designers and next generation networking equipment and other electronics companies and maintain and enhance our relationships with our other customers; and

     . predict and base our products on technology that ultimately becomes industry standard.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline

     We believe that our success in penetrating our target markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has recently begun selling a synthesis product that could be competitive with our Synplify product. These manufacturers may adversely impact the price of our products through the expansion of their distribution of our competitors' products. Either of these developments could harm our business and financial prospects.

Sales of FPGA components may be harmed due to natural disasters or political unrest and as a result, sales of our products may decline, if events occur that limit the ability of FPGA manufacturers to manufacture and ship their products

     We believe that a majority of all FPGA components is produced in Taiwan by foundry partners of leading FPGA manufacturers. These foundry and manufacturing activities are located in areas that have been seismically active, as demonstrated by the earthquakes that occurred in Taiwan during the fall of 1999. If a major earthquake affecting key FPGA manufacturing locations occurs in the future, leading FPGA manufacturers' operations may be disrupted. In addition, tensions between the governments of Taiwan and the People's Republic of China could disrupt operations of FPGA manufacturers' foundry partners if military conflict were to occur between the People's Republic of China and Taiwan, a state of emergency were declared in Taiwan or civil unrest were to erupt in Taiwan. These types of disruptions could result in FPGA manufacturers' inability to ship products in a timely manner, and, as a result, demand for our products may be reduced and our business would suffer.

Our success depends on the continued growth of the internet, which could be impeded by, among other things, declining use or increased government regulation

     Our success depends on the internet infrastructure semiconductor industry, which in turn depends on increased use of the internet for e-commerce and other commercial and personal activities. Consumers and businesses may choose not to use the internet for a number of reasons, including: internet access costs; inconsistent service quality; unavailability of cost-effective, high-speed service; perceived security risks, such as a lack of confidence in encryption technology; and privacy concerns. In addition, governmental agencies and legislators may respond to these concerns or others about the internet with laws and regulations covering issues such as user privacy or security, obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. Such legislation or rule making could dampen the growth in internet use generally and decrease the acceptance of the internet as a commercial medium. If use of the internet decreases, some of our customers may experience slower or negative growth in demand for their products, which could impact their purchases of our software products and reduce our operating results.

If we do not continue to expand our sales force substantially to increase sales of our products, our revenue may not grow

     Our products require a sophisticated sales effort that depends on experienced and knowledgeable sales personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of our products. If we are unable to continue to identify, hire, train and retain these individuals, our revenue may not grow.

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

     We rely on semiconductor distributors Insight Electronics LLC and Wyle Electronics to refer customers to us, which result in a portion of our license sales in North America. A majority of our sales outside North America are conducted through our channel partners, and we rely on Pacific Design Inc., one of our distributors, to sell our products in Japan. We have opened a direct sales office in Japan and have notified our Japanese distributor of our intent to terminate their services as our local distributor as of December 31, 2000. Sales to our channel partners accounted for approximately 28% of our total revenue in 1999 and approximately 23% of our total revenue in the nine months ended September 30, 2000. If we fail to sell our products through our existing channel partners or directly, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

Our expansion to international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales

     In order to significantly penetrate international markets, we plan to increase our direct international sales presence. We may also expand the number of channel partners who sell our products. To date, we have relied primarily on international channel partners and have only recently begun to significantly employ direct sales personnel outside of the United States. As we increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenue. If we rely on channel partners, our exposure to the risks described above may increase. If we expand our direct and indirect international selling efforts successfully, our efforts may not create or increase international market demand for our products. Even if we increase our international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue outside North America represented approximately 20% of our total revenue in 1999 and approximately 22% of our total revenue in the nine months ended September 30, 2000.

If we are unable to continue to expand our customer service and support organization, we may not be able to retain our existing customers or attract new customers, and our revenues could decline as a result

     We will need to continue to increase our customer service and support staff to support new customers and the expanding needs of our existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the design of FPGAs, ASICs and SoCs and, accordingly, we may not succeed in doing so. If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers, customers may not renew their maintenance or we may not be able to attract new customers.

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs, as a result of their greater financial resources and distribution channels, which could cause our sales to decline

     We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality that we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unsaleable. Even if our competitors' standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor.

     We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

Our products are subject to rapid technological change and could be rendered obsolete and unsaleable

     The semiconductor design software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if design products based on new technologies are introduced or new industry standards emerge. For example, if customers widely adopt new engineering languages to describe their semiconductor designs and our products fail to support those languages adequately, our business will suffer.

We may not be able to compete effectively if our products are delayed or do not incorporate new specifications, and if we cannot compete effectively, our business could be damaged

     Our future success depends on our ability to enhance existing products, develop and introduce new products, satisfy customer requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner. Significant delays in new product releases or significant problems or delays in enhancing existing products or implementing new products to keep pace with new FPGA specifications could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced products and we may experience similar delays in the future.

We may sell fewer products and our revenue may decline if other vendors' products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices

     Our ability to sell our products depends in part on the compatibility of our products with other vendors' semiconductor design software and verification hardware products. These vendors may change their products so that they will no longer be compatible with our products. Some vendors already bundle their products with other logic synthesis, physical synthesis or verification products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, this may negatively affect our ability to offer commercially viable or competitive products.

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors' products

     Large semiconductor design software vendors, such as Cadence Design Systems, Inc., Mentor Graphics or Synopsys, may also acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources available, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, Cadence acquired Ambit Design Systems, Inc., an ASIC logic synthesis company, in 1998. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products' intellectual property rights because we do not have any patents and other vendors could challenge our intellectual property rights

     Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have filed only six patent applications, none of which has been issued as of this date. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, the laws in India do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

     Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:


     .  be time consuming to defend;

     .  result in costly litigation and/or damage awards;

     .  divert our management's attention and resources;

     .  cause product shipment delays; or

     .  require us to seek to enter into royalty or licensing agreements.

     These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without exposing ourselves to litigation risk and damages. Furthermore, redevelopment of the product so as to avoid infringement would cause us to incur significant additional expense. Although we maintain business insurance, it would not cover an infringement claim, and we would be required to pay any damages and legal expenses from a successful claim ourselves.

Our recent growth has placed a significant strain on our management systems and resources, and we may be unable to effectively control our costs and implement our business strategies as a result

     As we continue to increase the scope of our operations, our headcount has grown substantially. Our total number of employees increased from 101 as of December 31, 1998 to 182 as of September 30, 2000. Our productivity and the quality of our products may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

     We may be unable to attract, assimilate or retain highly qualified software engineers and other research and development employees. There is a severe shortage of qualified personnel in the San Francisco Bay area where our headquarters are located. The scarcity of these persons in the current market may cause us to incur higher salary costs, require us to provide larger stock option grants or require us to establish additional costly development locations outside the San Francisco Bay area. If we fail to attract, motivate and retain these engineers, we may be unable to complete development of our products or meet the demands of our customers in a timely manner and our business would suffer.

     We expect that any future growth we experience will continue to place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

     . hire, train, manage and retain additional qualified personnel, especially software engineers;

     . improve existing and implement new operational, financial and management information controls, reporting systems and procedures; and

     . establish relationships with additional suppliers and corporate partners and maintain our existing relationships.

We rely on the services of our founders and other key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace

     Our products and technologies are complex and we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, and our existing engineering personnel, especially Kenneth S. McElvain, our Chief Technology Officer and Vice President and a founder, and Robert Erickson, our Vice President of Engineering. The loss of any of our key employees could adversely affect our business and slow our product development process. Although we maintain key person life insurance on Mr. McElvain, we do not maintain key person life insurance on any of our other employees and the amount of the policy on Mr. McElvain may be inadequate to compensate us for his loss.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate a significant level of revenue from those foreign markets

     Customers outside North America accounted for $3.6 million of our total revenue in 1999 and $5.2 million of our total revenue in the nine months ended September 30, 2000. Although international sales represented 22% of our total revenue in the nine months ended September 30, 2000, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to achieve and maintain profitability. We plan to increase our international sales activities, but we have limited experience marketing and directly selling our products internationally.

     We have sales offices in France, Germany, India, Israel, Japan and the United Kingdom. We also rely on indirect sales in Asia, Europe and elsewhere. Although our sales contracts provide for payment for our products in United States dollars, our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

     . the impact of economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and slower demand for capital equipment used to build next generation networks;

     . greater difficulty in accounts receivable collection and longer collection periods;

     . unexpected changes in regulatory requirements, including government ownership of communications systems, laws relating to use of and sales over the internet or tariffs;

     .  difficulties and costs of staffing and managing foreign operations;

     .  reduced protection for intellectual property rights in some countries;

     . potentially adverse tax consequences, including the impact of expiry of tax holidays;

     .  foreign currency fluctuations; and

     . political instability, which may limit production of FPGAs in Asia or reduce government or private sector spending on next generation networking equipment.

Significant errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us

     Because our logic synthesis, physical synthesis and verification products are complex, our products could fail to perform as anticipated or produce semiconductors that contain errors that are undetected at any point in the customers' design cycle. While we continually test our products for errors and work with users through our customer support service organization to identify and correct errors in our software and other product problems, errors in our products may be found in the future. Although a number of these errors may prove to be immaterial, many of these errors could be significant. The detection of any significant errors may result in:

     .  the loss of or delay in market acceptance and sales of our products;

     .  delays in shipping dates for our products;

     . diversion of development resources from new products to fix errors in existing products;

     .  injury to our reputation;

     .  costs of corrective actions or returns of defective products;

     .  reduction in maintenance renewal rates; or

     .  product liability claims or damage awards.

     Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages. Although we maintain general business insurance, our coverage does not extend to product liability claims, and we cannot assure you that our resources would be sufficient to pay a damages award, if one were to arise.

     Moreover, because our products are used in connection with other vendors' products that are used to design complex FPGAs, ASICs and SoCs, significant liability claims may be asserted against us if our products do not work properly, individually or with other vendors' products for which we also do not maintain insurance. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we do not insure against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and money in litigation and divert management's attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claims, whether or not successful, could seriously damage our reputation and our business.

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

     The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe are desirable

     Our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 65.3% of our outstanding common stock as a group immediately after the IPO. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe is desirable.

The provisions of our charter documents may inhibit potential acquisition bids that a shareholder may believe are desirable, and the market price of our common stock may be lower as a result

     Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our shareholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our shareholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other shareholders. We have no current plans to issue any shares of preferred stock.

     This provision could discourage potential acquisition proposals and could delay or prevent a change in control transaction. It could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. This provision may also prevent changes in our management.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside North America was approximately 20% of our total revenue in 1999 and 22% of total revenues in the nine months ended September 30, 2000. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our sales are generally denominated in U.S. dollars. Our expenses incurred in foreign locations are generally denominated in the respective local currency and translated to United States dollars using the average exchange rate during the period. Balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date. The effects of translation are included in the results of operations and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. We have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

     Our investment policy requires us to invest funds in excess of current operating requirements in:

     .  obligations of the U.S. government and its agencies;

     .  investment grade state and local government obligations;

     . securities of U.S. corporations rated A1 or P1 by Standard & Poors' or the Moody's equivalents; and/or

     . money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

     As of September 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     We priced our initial public offering (the "IPO") on October 12, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-42146), which was declared effective by the Securities and Exchange Commission on October 12, 2000. In the IPO, we sold an aggregate of 4,300,000 shares of common stock at $8.00 per share. We also sold 445,000 shares of our common stock at $8.00 per share in November 2000 pursuant to the exercise of the underwriters' over-allotment option. Our majority shareholders sold an additional 200,000 shares upon the exercise of the over-allotment option, and we did not receive any of the proceeds from those shares. The sale of the 4,745,000 shares of common stock generated aggregate gross proceeds of approximately $37,960,000. The aggregate net proceeds were approximately $33,703,000, after deducting underwriting discounts and commissions of approximately $2,657,000 and directly paying expenses of the offering of approximately $1,600,000. Robertson Stephens, Inc., Dain Rauscher Incorporated and SG Cowen Securities Corporation were the managing underwriters for the IPO.

     Other than repaying a term loan of approximately $817,000 and funding future estimated capital expenditures in the amount of approximately $2 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering is to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYNPLICITY, INC.


     November 14, 2000

                                 By: /s/ Bernard Aronson
                                    -----------------------------------------
                                         Bernard Aronson
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)

     November 14, 2000

                                 By: /s/ Douglas S. Miller
                                    -----------------------------------------
                                         Douglas S. Miller
                                         Vice President of Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)