Form 10-K
period 2000-12-31
SYNPLICITY INC
filed 2001-03-27
CIK 1027362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                       Commission file number: 000-31545

                               ----------------

                                SYNPLICITY, INC.
             (Exact name of registrant as specified in its charter)

           California                   77-0368779
  (State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)  Identification Number)


       935 Stewart Drive,
      Sunnyvale, California                94086
                                        (Zip Code)

       Registrant's telephone number, including area code: (408) 215-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
             Title of each class    on which registered
             -------------------   ---------------------
              None                         None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 27, 2001 as reported on the Nasdaq National Market, was approximately $130,791,905. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 27, 2001, the registrant had outstanding 24,284,795 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Synplicity, Inc. ("we", "us" or "Synplicity") undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

   We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in internet infrastructure hardware, including next generation networking and communications equipment, as well as various electronic devices. Our synthesis software performs essential steps in the process of designing semiconductors such as field programmable gate arrays ("FPGAs"), application specific integrated circuits ("ASICs") and system on a chip ASICs that also include a microprocessor ("SOCs"). We employ proprietary logic synthesis and physical synthesis technology to simplify, improve and accelerate the design and verification of large complex semiconductors, in particular, high-end FPGAs. We believe our software products, coupled with our expert customer support, enable our customers to meet performance goals and decrease the time to market of their products.

Industry Background

 Internet infrastructure, next generation networking and communications equipment

   The internet continues to expand rapidly as a global medium for communications, entertainment and commerce, redefining the way many businesses and consumers interact and exchange information. The growth in internet use has led to increased demand for high speed wireline and wireless networks, known as next generation networks. Communications carriers, cable operators, internet service providers, corporations and other entities are deploying next generation networking equipment, which facilitates the transmission of the growing volumes of network traffic. This equipment includes fiber optic backbone equipment, broadband access equipment, routers, switches, satellite devices, base station equipment for wireless data and other infrastructure equipment. In its publication "U.S. Industry and Trade Outlook 2000," the United States Department of Commerce estimates that the projected worldwide market size for telecommunications equipment in 2001 will be over $400 billion.

   Intense competition and rapid technological advances have increased the pressure on next generation networking equipment manufacturers to design and produce equipment with higher performance, greater reliability and more sophisticated features. Equipment providers must meet a challenging set of requirements to be successful. Shorter product life cycles and competitive markets require vendors to reduce the period from design to sale, known as time to market. Networking and communications markets are complex and rapidly changing. The constant evolution of standards by which networking equipment manufactured by different vendors can communicate also increases pressure on next generation networking equipment providers when designing new products.

   In response to these competitive dynamics on the internet infrastructure and next generation networks, networking equipment vendors are demanding enhanced functionality from the semiconductors used in their products. inSearch Research, a market research firm, projects that the value of semiconductors in selected communications-related applications will grow at a compound annual growth rate of approximately 21% from 1999 to 2004 and that spending for semiconductor components of communications-related applications will reach approximately $70.7 billion per annum by 2004.

 Use of FPGAs, ASICs and SoCs for internet infrastructure, next generation networking and communications equipment

   Manufacturers of next generation networking equipment employ a wide variety of advanced semiconductors, including ASICs and SOCs and increasingly, programmable semiconductors. Unlike standard, off the shelf semiconductors, ASICs, SoCs and programmable semiconductors, such as FPGAs, are tailored to perform specific functions defined by electronic product designers. ASICs and SoCs are semiconductors that are customized prior to manufacture to perform a specific function, whereas FPGAs are customized, or programmed, after the semiconductors are manufactured. ASICs, SoCs and FPGAs are used to implement proprietary intellectual property and to provide the equipment manufacturer's products with enhanced performance, flexibility and differentiation from those of competitors. ASICs and SoCs can achieve higher performance, lower power consumption and lower unit cost when produced in volume than FPGAs. However, ASICs and SoCs have longer development cycles as well as lengthy and expensive custom fabrication processes prior to shipment to the equipment manufacturer. FPGAs provide next generation networking equipment manufacturers with the ability to create and modify semiconductor designs quickly and easily and make changes even after the product is used by the customer. This ease of creation and modification helps electronics manufacturers meet time to market requirements by shortening development times. In this respect, FPGAs provide equipment manufacturers with the ability to get to market quickly and the flexibility to update their products to address rapidly changing industry and interoperability standards. To take advantage of their relative strengths, several vendors have announced plans to create semiconductors that combine an ASIC with a FPGA on a single chip.

   We believe that the expanded capacity and performance of ASICs and SoCs and the relative ease of use and design flexibility of FPGAs will continue to fuel growth in the use of these semiconductors in next generation networking equipment. The capacity of FPGAs, ASICs and SoCs has increased in accordance with Moore's law, which predicts that the functional capacity of semiconductors will double approximately every 18 months. The advanced manufacturing processes that facilitate these capacity increases also improve performance and further expand the breadth of applications for which the semiconductors can be used. According to the Semiconductor Industry Association's November 2000 estimates, the total market size for ASICs is forecasted to grow from $9.8 billion in 1999 to $17 billion in 2003, while the market for FPGAs and other programmable semiconductors is estimated to grow from $2.9 billion in 1999 to $11.1 billion in 2003. This represents a compound growth rate of 15% for ASICs and 40% for FPGAs.

 Challenges of designing FPGAs, ASICs and SoCs for internet infrastructure, next generation networking and communications equipment

   While higher capacity, more complex FPGAs, ASICs and SoCs are used in the design of next generation networking equipment, they often require significant resources to design and test their functionality. Large semiconductor designs require more time to develop and test, which may limit the network equipment manufacturer's ability to get to market quickly. While state of the art semiconductors are designed to achieve high performance standards, reaching these performance goals can require time consuming design processes. Electronic product designers seek design solutions that increase productivity, are easy to learn and use and result in high performance designs. To achieve these objectives, electronic product designers, including equipment manufacturers using FPGAs, ASICs and SoCs, have recognized the advantage of software solutions, which can address critical needs.

   To date, these software solutions have focused on several functions including:

  . Logic synthesis. Logic synthesis software compiles a high level textual description of the desired function of a semiconductor into an optimized network of elements, each of which is known as a logic or memory element. Because the logic and memory elements must interact and exhibit high performance, logic synthesis is critical to reduce the number of required components and improve the frequency at which the semiconductor can be operated.

  . Physical synthesis. Physical synthesis software combines the function of logic synthesis software with some of the functions of placement and routing software. Placement and routing software processes the optimized description of the semiconductor created by logic synthesis to place the logic and memory elements in locations on the semiconductor and to assign routes for wires between those placed elements. The goal is to keep wires short in order to maximize performance. Because a physical synthesis system controls the locations of elements, it can more easily identify performance limitations and fix them with a combination of placement changes and logic synthesis optimizations.

  . Verification. Verification software uses the information about the functions of the semiconductor to test whether it will perform as intended. For example, with ASICs, the designer must verify whether the semiconductor will perform as intended and whether the proposed design works with other components of the resulting product, such as software or a communication module. Mistakes not identified prior to chip manufacture are costly and require weeks or months for correction.

   A number of software companies have attempted to provide products that address these semiconductor design challenges, but we believe these products fail to meet fully the needs of next generation networking equipment and other high performance electronics manufacturers. Products in these categories have exhibited a variety of shortcomings in addressing FPGA, ASIC and SoC design requirements. They have proven to be too narrow in scope, limited in terms of functionality by not being able to process a variety of FPGA components or large designs, difficult and costly to use or some combination of the above.

   Many existing logic synthesis software products do not meet users' needs, because they:

  . fail to achieve the user's performance and capacity requirements or to do so within the allotted design time;

  . were originally intended for ASICs and have been adapted for FPGAs, and, as a result, they cannot exploit fully the features of a particular FPGA;

  . have lengthy processing times that either impair the electronic product designers' ability to meet short time to market requirements or limit the analysis of alternative designs such that performance goals may suffer due to these constraints;

  . require a lengthy training period before a designer can use them productively, and therefore, equipment manufacturers must allocate a substantial portion of their design budgets to training for skills which are not otherwise valuable to their businesses;

  . fail to incorporate features that support collaborative design of complex, large FPGAs, which results in designers being unable to exploit the benefits of those FPGAs; or

  . need responsive and skilled after purchase user support, without which a design may fall behind schedule or be rejected due to the risk that the semiconductor will not function as required.

   Many existing ASIC and SoC verification software products do not meet the users' needs, because they:

  . suffer from weaknesses, such as the inability to test large designs at once due to size and operating speed limitations, that may lead equipment manufactures to avoid large and complex semiconductor designs due to the risk that the finished product will not meet functional or performance specifications; or

  . require lengthy processing times that impair rapid time to market and do not permit comprehensive software verification prior to the availability of the ASIC, either of which increases the likelihood that the ASIC will have to be redesigned before it can be produced in volume.

   Many existing ASIC and SoC emulation and prototyping products used for verification do not meet users' needs because they:

  . operate at reduced speeds necessitating the development of complex connections to other system components;

  . require a lengthy training period before a designer can use them productively because the designer must have a detailed and extensive understanding of the underlying equipment, which is irrelevant to the specific design being tested, in order to configure the verification equipment for a specific design;

  . do not result in prototypes that could be duplicated and distributed to geographically dispersed design team members, who are each focusing on different aspects of the end product;

  . require substantial responsive and skilled after purchase user support, without which a design may fall behind schedule or be rejected due to the risk that the semiconductor will not function as required; or

  . prevent timely design completion due to lack of available upgrades and maintenance releases.

   Equipment manufacturers and electronic product designers increasingly seek semiconductor design solutions that provide rapid productivity and highly optimized results. High productivity and highly optimized results enable the electronic product designer to exploit fully the capacity of the semiconductor. They also seek vendors that provide responsive customer support that will not stall the design process. These semiconductor design products should not require next generation networking and other equipment manufacturers to train their electronic product designers to be qualified as experienced semiconductor device designers as well, unless those skills are otherwise useful to the equipment manufacturer. A verification product should enable the designer to test the semiconductor under realistic conditions by prototyping the entire design at once and enabling the prototype to run at the actual speed required for the finished semiconductor.

Our Solution

   We are a leading provider of software products that enable the rapid and effective design and verification of FPGAs, ASICs and SoCs for use in next generation networking equipment. Our software solutions are also applied in the design of other communications systems, computers, industrial and medical electronics, as well as consumer products and military and aerospace systems. Our software solutions improve performance and shorten development times for complex FPGAs, ASICs and SoCs by simplifying, improving and automating key logic synthesis, physical synthesis and verification functions. Our products combine a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

   A key feature of our products is their ability to generate and display concurrently three views of a semiconductor design--the textual design description, a highly abstract graphical representation of the design description and an optimized, detailed diagram showing the various elements of the semiconductor design. As the designer changes the textual description, the changes are automatically reflected in the other two views. These alternate representations aid the designer to manipulate and optimize the design and diagnose problems. Our software products also provide the following features and benefits to our customers and their electronic product designers:

   Design goal achievement. Our products enable designers to design products quickly and intuitively that meet or exceed their semiconductor performance and capacity utilization goals. Efficient and cost-effective manufacturing of a semiconductor depends on full utilization of the semiconductor's capacity. Users specify design constrains through our graphical user interface and then use our products to automatically process the design to achieve function, performance and capacity goals. The complex optimization operations that our products perform employ the most advanced features of the target semiconductor and result in a highly optimized design that improves performance of the electronic equipment. As a result, our solutions may also enable designers to use less costly semiconductors to achieve the same performance goals, thus reducing costs.

   Accelerated time to market. Electronic product designers require time efficient solutions. Our products optimize small designs in seconds and large designs in hours or even minutes, significantly faster than alternative software. Reduced run time significantly shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. In addition, our products allow designers to select an optimal design from various design possibilities in the same amount of time that alternative software would require to evaluate a single solution.

   Ease of use. Our products are designed to be easy to install, learn and use. The user enters only easily acquired and understood information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers' work simpler. Both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of effort as compared with conventional approaches. We believe our solutions' ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals.

   Capacity for complex designs. We believe our products provide significant advantages for designing FPGAs, ASICs and SoCs that contain large numbers of transistors. Our products can implement designs for the largest available FPGAs by incorporating algorithms that increase run time linearly with design size, as opposed to nonlinearly with alternative software products. Synplify Pro, one of our new products, enhances electronic product designer productivity, as well as the performance for complex designs. Amplify Physical Optimizer, one of our new products, is intended specifically for large FPGA designs and incorporates specialized features for optimizing these designs that can improve performance up to 35% for large FPGAs. Certify, our ASIC and SoC verification product, includes features that enable the designer to validate large designs using high speed prototypes. Without these prototypes, ASIC and SoC designers may elect not to undertake a large design because it cannot be adequately tested.

   Comprehensive customer support. Because of the complex nature of our customers' design activities, support services are an integral part of our solution. We emphasize rapid resolution of customer questions by staffing our customer support operation with knowledgeable engineers. These engineers, who have substantial design experience with the entire design flow, answer incoming support requests from our customers. We have provided our customer service organization with sufficient resources so that our staff can address our goal of responding to customer problems within 24 hours. We also make available through our web site information regarding support solutions, problem submission and problem status.

Our Strategy

   Our objective is to extend our position as a leading software provider of logic synthesis, physical synthesis and verification products for FPGAs, ASICs and SoCs for use by next generation networking equipment manufacturers. To achieve these goals we intend to:

   Continue to invest in research, development and product innovation. We intend to continue to introduce new products addressing different design tasks in the general areas of logic synthesis, physical synthesis and verification while continuing to improve our existing products. We expect to accomplish this through substantial research and development investments while using our core technology platform to drive development. We intend to continue to improve our core optimization algorithms that underlie all of our products and to provide timely support for new FPGA products as they are introduced. We intend to extend our physical synthesis product line to include greater integration with our ASIC verification product line and with design software from FPGA semiconductor vendors and will enhance our ASIC verification product line with more automation, features, options and third party software integration. We also intend to produce ASIC products including an ASIC synthesis product targeted at existing Synplify customers, a large percentage of whom also design ASICs.

   Focus on FPGAs and next generation networking and communications equipment. We believe that expanding functional capacity, increased performance expectations and time to market pressures are accelerating demand for FPGAs. These increasingly sophisticated FPGAs will require innovative design software to cope with more complex designs. We also believe that the FPGAs will increase in importance and breadth for use in next generation networking and communications equipment due to improvements in FPGA performance and time to market pressures. We intend to maintain a strong focus on the next generation networking and communications uses for FPGAs and to provide products that facilitate the rapid design of high quality semiconductors. We have assembled what we believe to be the largest engineering team focused on FPGA synthesis products, and we intend to continue to expand this team to increase our focus and extend our leadership in this area.

   Leverage and expand strategic relationships. We have developed marketing and engineering relationships with Altera Corporation, Lucent Technologies Inc. and Xilinx Inc., three leading manufacturers of FPGAs. In addition, we have original equipment manufacturer agreements with Actel Corporation, Lattice Semiconductor Corporation and QuickLogic Corporation, which also manufacture and supply FPGAs. We have developed an extensive relationship with Cadence Design Systems, Inc. that includes reciprocal original equipment manufacturing arrangements and joint marketing and sales efforts. We intend to continue and to expand our strategic relationships to enhance the full value, flexibility and depth of our product offerings.

   Continue to emphasize customer success. We believe that the further growth and quality of our customer support organization will continue to facilitate our customers' success and build brand loyalty. Our skilled user support organization contributed to the high renewal rate of our maintenance services in 1999 and 2000. We intend to establish support centers outside North America that will be staffed by similarly qualified individuals who will provide services to our customers in those areas. As we acquire more customers and they purchase annual maintenance services from us, we intend to continue to recruit persons with substantial engineering experience so as to increase the size of our user support organization. We believe the quality and experience of our user support staff will continue to strengthen our competitive advantage. We intend to continue to encourage prospective customers to evaluate and compare our customer support.

   Increase sales to existing customer base. An increasing portion of our revenue comes from the sale of additional licenses to our current customers for our existing and newly developed products. We intend to continue to target our customers producing next generation networking equipment. In addition, we will continue to market our products to our other existing customers, which produce many types of electronics, consumer and military and aerospace applications. Because of our large user base and the diverse nature of their businesses, we believe that selling new products to our current customers represents a significant opportunity for our company.

   Expand global distribution channels. Presently, we sell our products domestically through our direct, outside sales force and our telesales organization. In order to further expand domestic sales coverage, we also have a sales and marketing relationship with semiconductor distributor Insight Electronics LLC. We believe that markets outside North America offer a significant growth opportunity for us as equipment designers in those markets more widely adopt design techniques for semiconductors that include logic synthesis, physical synthesis and verification software products. We also intend to strengthen our direct sales presence and engage distributors in key international markets to maximize sales coverage and user support.

Products and Customer Support

   We develop and market software products for the rapid and effective design and verification of FPGAs, ASICs and SoCs. Our products facilitate the creation of high performance designs and enable the fast time to market required by our customers in the next generation networking and communications equipment market. Our logic synthesis, physical synthesis and verification products enable electronic product designers to reduce overall design time. We have developed and will continue to improve our comprehensive support organization and expect to provide an increasing level of support to our customers.

 Synplify and Synplify Pro

   In 1995, we introduced our first product, Synplify, a logic synthesis product which enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, an advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results. To perform logic synthesis, Synplify and Synplify Pro employ proprietary optimization algorithms, which we call Behavior Extracting Synthesis Technology. Synplify and Synplify Pro take advantage of any specialized features provided by the FPGA manufacturers that improve performance for a particular design. Logic synthesis software products transform a high level design specification into a format comprised of logic elements and wires interconnecting those elements that is ready for implementation in a semiconductor. Logic synthesis is a primary determinant of FPGA, ASIC or SoC design performance. As a result, logic synthesis has a significant impact on the overall performance of the electronic system in which the FPGA, ASIC or SoC resides. We believe that Synplify and Synplify Pro have the industry's highest performance results on the basis of speed and capacity utilization of the resulting FPGA. In addition, Synplify Pro automatically identifies and restructures certain types of control circuits to achieve better performance.

   Because logic synthesis is performed multiple times during the design process, the less time synthesis requires, the more quickly the engineer can complete the design process. We believe that Synplify and Synplify Pro have the industry's fastest synthesis run times. We employ algorithms that scale linearly in run time with the size of the design. Small designs can be synthesized in seconds and designs for the newest, largest FPGAs can be synthesized in hours or even minutes. Synplify and Synplify Pro require only the input of readily available design data. This information is entered via a simple to use graphical user interface, which allows designers to specify all design constrains in a single location quickly and intuitively. We believe that our experienced customers embraced Synplify because it does not sacrifice performance in order to achieve ease of use and short design times.

 HDL Analyst

   In 1997, we introduced HDL Analyst, a software product that is available as an option to Synplify and is incorporated into most of our other products. A key feature of HDL Analyst is its ability to generate and display concurrently three views of a semiconductor design--the textual design description, a highly abstract graphical representation of the design description and an optimized, detailed diagram showing the various elements of the semiconductor design. As the designer changes the textual description, the changes are automatically reflected in the other two views. HDL Analyst enables designers to quickly identify performance bottlenecks and identify other opportunities for improvement.

 Certify

   In 1999, we introduced Certify, a software product for verification of ASICs and SoCs using prototypes consisting of multiple FPGAs. Certify enables design teams to create hardware prototypes early in the design process so that design changes are easier and less costly. It is also important for verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use Certify to define their prototypes can begin system integration, software verification, chip verification and system verification earlier than other approaches to functional verification. Certify processes multimillion gate designs in a single pass without the complex scripts commonly required by ASIC or SoC synthesis products.

   Certify is the first commercially available verification product incorporating synthesis and that enables the user to create prototypes directly from the user's textual design specification. We believe Certify is easier to use than alternative solutions. Being able to operate the prototype at or near the speed of the final product is very important for ASIC and SoC verification, particularly for next generation networking and multimedia applications. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Certify enables designers to create prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Certify achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

 Amplify Physical Optimizer

   In March 2000, we introduced Amplify Physical Optimizer, a software product specifically created for designing large, complex FPGAs. The key innovation and differentiating feature of Amplify Physical Optimizer is the method by which it uses and improves physical implementation information provided by the designer during the synthesis process to produce a faster semiconductor. We believe that Amplify Physical Optimizer is the industry's first commercially available physical synthesis product for FPGA design. The user provides this physical implementation information through a graphical interface, and Amplify Physical Optimizer utilizes this information to improve the design performance up to 35%.

   We believe Amplify Physical Optimizer improves time to market. Without physical optimizations, users must undertake numerous time consuming iterations of design, constraint and software option changes in hopes of creating a design that has the desired performance and functionality. Our goal is to enable designers to use Amplify Physical Optimizer to achieve successful design specification in much less time.

   FPGA components are sold in performance grades. An FPGA offering marginally higher performance may cost substantially more than the next lower grade. Amplify Physical Optimizer assists designers to use less expensive components to meet the same design requirements.

   As design sizes increase, there is a trend toward design of FPGAs by groups in which portions of the design are allocated to individual members. When the design is assembled, a performance bottleneck may result if the independently designed portions of the semiconductor do not operate smoothly together. Amplify Physical Optimizer has features that assist a group of designers to collaborate on a single, large FPGA design. We believe these features result in collaborative designs that achieve higher performance than would otherwise be possible.

 Customer support

   Our products are designed to be employed quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance with various aspects of the semiconductor design process from us. We believe that a high level of customer service and support of their activities is critical to the success of our business. We have developed and expect to continue to improve our comprehensive service and support organization to manage customer accounts. We provide support for our products and services primarily from our Sunnyvale, California and Bangalore, India locations. We plan to expand existing and establish additional service and support sites outside of the United States to support customers in those markets.

   We provide technical support to our customers through maintenance and support services. The first year of maintenance and support is generally sold when the customer purchases a product license. Thereafter, customers may annually elect to renew maintenance. In 2000, a substantial majority of our customers that were receiving maintenance elected to renew their maintenance with us. We price our maintenance service on a per license basis of 20% of the list license fee. Maintenance service provides us with a valuable, ongoing revenue stream.

   We believe that customers will continue to renew maintenance because the rate of innovation in the FPGA industry is high, and equipment manufacturers expect us to support the latest components as soon as they are available. Customers paying maintenance receive software updates for new FPGA components when we make these updates available. In the past, we have issued at least two new updates to our products per year. These frequent releases typically include support for new components and enable our customers to optimize their designs or create prototypes using those components. We work closely with leading FPGA manufacturers to incorporate support for new components as quickly as possible.

   Our service and support organization assists customers with product installation and configuration. However, our service and support organization devotes a majority of its efforts to assisting customers to resolve complicated design and software questions that arise from the customers' complex design tasks. We generally respond to customer support requests within 24 hours. Effective execution of these tasks requires highly skilled engineers familiar with our customers' design tasks as well as familiarity with third party products that may be used by the customer in conjunction with out products. Our support staff consists of engineers with substantial design experience. We generally provide our support via electronic mail, our web site, facsimile and telephone.

   Our software solutions enable the rapid development and effective design of FPGAs, ASICs, and SoCs, for use in next generation networking and other electronic equipment. We have sold our products to over 1,400 corporations, governmental agencies and other organizations worldwide. The following lists, in alphabetical order, our top 20 end-user customers based on the dollar value of product orders in the year ended December 31, 2000:

  . Agilent Technologies                   . Lucent Technologies, Inc.


  . Alcatel Business Systems               . Marconi


  . Cadence Design Systems, Inc.           . Memec Design Services


  . Caspian Networks, Inc.                 . Motorola, Inc.


  . Cisco Systems, Inc.                    . NEC Corporation


  . Compaq Computer Corporation            . Nortel Networks Corporation


  . Department of Defense                  . Northrop Grumman Corporation


  . Intel Corporation                      . Philips Semiconductor


  . LM Ericsson                            . Siemens AG


  . Lockheed Martin                        . Teradyne, Inc.

   Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer sites and sell them new products as we expand our product line. We will continue to pursue enterprise wide sales as appropriate. In 2000 and 1999, no single customer comprised more than 10% of our revenue. In 1998, Pacific Design, Inc., our Japanese distributor, represented 11% of our revenue, and Nortel Networks Corporation represented 12% of our revenue.

Marketing and Sales

 Marketing

   We focus our marketing efforts to create awareness for our products and generate leads for our sales organization. Our strategy is to distinguish our products by their high level of design performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our products. These channels include our web site, print and web advertising, public relations, web based seminars, live seminars, trade shows and electronic mail notification to customers about new product releases.

 Direct sales

   We employ a multi-channel approach to sell our products. We license our software products primarily through our direct sales organization, as well as distributors, resellers and other strategic partners. Our direct sales efforts target customers who design semiconductors for next generation networking equipment.

   As of December 31, 2000, our direct sales staff consisted of 65 employees based in 15 sales offices. Direct sales accounted for approximately 79% of total revenue in 2000, 72% of total revenue in 1999 and 60% of total revenue in 1998. Our sales teams generally include a sales manager, applications engineer and telesales representative for each territory. A majority of our direct sales contacts obtain an evaluation trial of our product from our web site. A telesales representative prequalifies the potential customer. Our sales managers target middle management during the sales cycle, while our application engineer focuses on the end user to demonstrate that our products address the customer's specific needs. The direct sales team also relies heavily on distribution and strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months.

   We currently have domestic direct sales offices in or near Sunnyvale, California; San Diego, California; Newport Beach, California; Chicago, Illinois; Bel Air, Maryland; Andover, Massachusetts; Durham, North Carolina; Austin, Texas; Beaverton, Oregon; and Redmond, Washington. We also have international direct sales offices in Bracknell, England; Aix-en-Provence, France; Munich, Germany; Bangalore, India; Netanya, Israel; and Tokyo, Japan.

 Indirect sales

   In addition to our direct sales strategy, we have established indirect sales channels through distributors and other resellers. Our relationships with distributors play a critical role in extending our reach to more customers. Distribution is key in either assisting our direct sales staff or by being our sole sales and support representatives in territories that include portions of Europe and Asia. Revenue from distribution was approximately 14% of total revenue in 2000, 20% of total revenue in 1999 and 31% of total revenue in 1998.

   Outside North America, we have historically relied heavily on our indirect sales channel. We have established a network of resellers and distributors in Europe and Asia. Our international distributors and other resellers typically perform marketing, sales and technical support functions in their country or region. Each one may distribute directly to the customer, via other resellers or through a mixture of both channels. We actively train our international distributors in both product and sales methods.

Strategic Relationships

   Our strategic partners include FPGA manufacturers, FPGA distributors and semiconductor design software companies, which provide information that assists us with the successful development and distribution of our software solutions.

   FPGA manufacturers. Our FPGA manufacturer partners work closely with us before each product release to ensure that our products perform optimally with their FPGAs. We rely on these FPGA manufacturers to provide us advance information and answer detailed questions about their FPGA components and software. Our FPGA partners currently include Actel, Altera, Atmel Corp., Cypress Semiconductor Corp., Lattice, Lucent, QuickLogic and Xilinx. Actel, Lattice and QuickLogic also resell a limited feature version of Synplify. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. These FPGA manufacturers generated approximately 5% of our total revenue in 2000 and 1999 and 6% of our total revenue in 1998.

   FPGA distributors. Insight Electronics refers customers to us and we conduct joint marketing activities with them. This distributor is of high strategic value to us because it also distributes the most widely used FPGAs from Xilinx.

   Semiconductor design software companies. We work with semiconductor design software company partners to integrate our complementary products with theirs to create a more complete, easier to use set of design solutions for the benefit of our mutual customers. Our semiconductor design software company partners include those whose products perform functions such as design entry, simulation, analysis, hardware prototyping and simulation acceleration hardware. We have three agreements with Cadence, under which Cadence resells our Synplify, HDL Analyst and Certify products in combination with some of its products. We resell versions of Cadence's Affirma simulators bundled with our products. We also have reselling agreements in place with Aldec Corp. and TransLogic Corp. under which we resell their simulation and design entry products, respectively.

Technology and Research and Development

 Technology

   Our products are used to design FPGAs, ASICs and SoCs, and we believe our products are easier to use and produce superior results more rapidly than alternative solutions. In addition, our core technology platform enables us to produce innovative products quickly. These product and development characteristics are made possible by our proprietary technology. Selected features of our technology include:

   Behavior Extracting Synthesis Technology. Our products are designed with our proprietary technology to recognize and locate common circuit building blocks within designs and maintain high level representations of these blocks throughout the synthesis process. Other synthesis products use circuit representations that maintain detailed level representations of the design, but lose important information. By maintaining behavioral information that describes a semiconductor's function throughout synthesis, we believe our synthesis products make better overall optimizations, which result in better circuit performance.

   Physical synthesis innovations. Achieving superior performance in large FPGAs requires solving specialized problems not encountered in smaller FPGAs. We have invented and submitted applications for patents related to algorithms that solve many of these problems. These algorithms involve combining synthesis with processes that are normally applied later in the semiconductor design process. This combination is termed physical synthesis, and we believe that we are the first to offer products based on this technology to FPGA designers.

   Fast, memory efficient algorithms. Long run times are a commonly encountered barrier to processing large designs. Because synthesis is performed repeatedly during the design process, fast run times are an important time to market determinant. All of the algorithms employed in our products were carefully selected and implemented for fast run times and efficient memory utilization. These algorithms' run times increase linearly as design size increases, as opposed to nonlinearly with other software products.

   Embedded electrical engineering knowledge. Synthesis and optimization of complex circuits is accomplished through a large collection of algorithms and heuristics. For any given circuit, the application of these algorithms requires many decisions including, for example, which algorithms to use and in what order to apply them. Implementing a synthesis product is considerably easier if the user is required to make these types of decisions. However, this places the burden of understanding the effects of synthesis algorithms on the user and results in a difficult to use product. Instead, we build products with a level of automation for making these decisions by embedding a high degree of electrical engineering knowledge in the products so that optimization decisions are performed automatically.

 Research and development

   We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications and increasing the competitiveness of our product offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully. Our product development strategy emphasizes rapid innovation and product releases.

   We have actively recruited key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2000, we had 105 employees engaged in research and development activities and related customer support services. Our research and development expenses were $13.3 million in 2000, $8.0 million in 1999 and $4.0 million in 1998.

Intellectual Property

   Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. We have eight patent applications pending before the United States Patent and Trademark Office, one of which was granted subsequent to December 31, 2000. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

   We are not aware that our products employ technologies that infringe any valid proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time third parties have claimed that our products violate their proprietary rights but none of these claims has resulted in litigation or material expense. Any infringement claims, with or without merit, could:

  . be time consuming to defend;

  . result in costly litigation or damage awards;

  . divert management's attention and resources;

  . cause product shipment delays; or

  . require us to enter into royalty or licensing agreements

   These royalty or licensing agreements may not be available on terms acceptable to us, if at all.

Government Regulation

   Our success depends on the internet infrastructure equipment industry, which in turn depends on increased use of the internet for e-commerce and other commercial and personal activities. Laws and regulations have been proposed in the United States and Europe to address privacy and security concerns related to the collection and transmission of information over the internet. In the United States, the Federal Trade Commission, or FTC, is considering regulations that may require companies to:

  . give adequate notice to consumers regarding information collection and disclosure practices;

  . provide consumers with the ability to have personal, identifying information deleted from a company's databases;

  . clearly identify affiliations or a lack thereof with third parties which may collect information or sponsor activities on a company's website; and

  . obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

   Under the proposed FTC regulations, businesses that violate the regulations could face monetary fines. At the international level, the European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data from individuals in EU member countries. This EU directive could affect internet businesses elsewhere that have users in one or more EU member countries.

   The proposed FTC regulations, if adopted, or the EU directive, as adopted, could adversely affect the ability of internet businesses to collect demographic and personal information from users, which could have an adverse effect on the ability of internet businesses to target product offering and attract advertisers. Any of these developments could harm the results of operation and financial condition of internet businesses and impair the growth of the internet.

   In addition to government regulations related to internet privacy concerns, it is possible that any number of additional laws and regulations may be adopted with respect to the internet covering issues such as obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. As an example, a number of proposals have been made at the federal and local level and by various foreign governments to impose taxes on the sale of goods and services and other internet activities. Recently, the U.S. Internet Tax Information Act was enacted, which places a three-year moratorium on new state and local taxes on internet commerce. However, the moratorium does not prevent the U.S. federal government or foreign governments from adopting laws that impose taxes on internet commerce. The passage of new laws or changes to existing laws intended to address use of the internet could create uncertainty in the marketplace, increase the cost of doing business on the internet, increase legal liabilities from doing business on the internet or in some other manner have a negative impact on internet commerce and substantially impair its growth. Since our customers supply the semiconductor equipment to build and operate internet networks, if use of the internet decreases, our customers may see a decreased demand for their products. In that event, our customers may purchase fewer licenses for our products, which would cause our license and maintenance revenue to fall.

Competition

   We compete in markets that are intensely competitive and rapidly evolving. We face competition primarily from semiconductor design software companies that provide software suites to perform a variety of design functions for all types of semiconductors. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

   Companies offering competitive products vary in scope and breadth. Our competitors include:

  . providers of single solution products for logic synthesis, simulation and graphic design entry, such as Mentor Graphics Corporation, through its Exemplar Logic division;

  . programmable semiconductor manufacturers, such as Altera, Cypress, Lattice and Xilinx;

  . providers of general purpose synthesis and compiler software such as Cadence, Mentor Graphics and Synopsys, Inc.

  . providers of software design suites that include synthesis products such as Innoveda, Inc. and Protel International Ltd.; and

  . providers of verification software and hardware products such as Aptix
    Corp., Cadence, IKOS Systems, Inc., Mentor Graphics and Synopsys.

   While all of these companies compete with us, some also market or sell our products.

   We believe the principal factors that will draw end customers to a semiconductor design software product, including logic synthesis, physical synthesis and verification products, include:

  . high performance and quality;

  . short run time;

  . ease of use;

  . depth and breadth of product features;

  . high quality customer support;

  . frequency of product updates;

  . conformance to industry standards; and

  . price.

   We believe that we compete favorably on these factors. However, we expect competition in the semiconductor design software market for FPGAs, ASICs and SoCs to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

   As of December 31, 2000, we had 210 employees, of whom 105 were engaged in research and development and related customer support services, 65 in sales, 16 in marketing and 24 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

  Our officers and their ages as of December 31, 2000 are as follows:

Name                           Age Position
----                           --- --------
                                   Chief Executive Officer, President and
Bernard Aronson...............  70  Director


                                   Chief Technology Officer, Vice President and
Kenneth S. McElvain...........  40  Director


Alisa Yaffa...................  36 Chairman of the Board of Directors, Vice
                                    President of Intellectual Property and
                                    Secretary


                                   Vice President of Finance and Chief Financial
Douglas S. Miller.............  43  Officer


Robert J. Erickson............  46 Vice President of Engineering


Andrew Haines.................  50 Vice President of Marketing


Gary Meyers...................  36 Vice President of Worldwide Sales

   Bernard Aronson has served as our Chief Executive Officer, President and a Director since July 1997. From February to July, 1997, Mr. Aronson served as senior vice president and co-general manager of the EPIC Technology Group at Synopsys, a semiconductor design software company. From July 1991 to February 1997, Mr. Aronson served as president of EPIC Design Technology, Inc., a semiconductor design software company, and also served as a director of EPIC from March 1992 to February 1997, until its merger with Synopsys. From March 1990 to August 1991, Mr. Aronson served as executive vice president of Zoran Corporation, a semiconductor company. From 1987 to January 1990, he served as president of ICI Array Technology, Inc., a contract assembly company. From 1976 to 1987, Mr. Aronson served as president of Pico Design, Inc., a semiconductor chip design company that he founded and which became a wholly owned subsidiary of Motorola in 1979. Mr. Aronson holds a Bachelor of Science degree in Electrical Engineering from the City University of New York.

   Kenneth S. McElvain, one of our co-founders, has served as our Chief Technology Officer, Vice President and Director since inception. Mr. McElvain also served as our President from our inception to January 1996, and our Chief Executive Officer from January 1996 to July 1997. From March 1990 to January 1994, Mr. McElvain was a manager of the logic and timing optimization group and chief architect of the AutoLogic logic synthesis product at Mentor Graphics. From April 1984 to March 1990, Mr. McElvain was a senior member of technical staff and the originator of the AutoLogic logic synthesis product at Silicon Compilers, Inc., an intellectual property and semiconductor design software company. From July 1980 to April 1984, Mr. McElvain served as a mainframe designer at Hewlett Packard Company. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.

   Alisa Yaffa, one of our co-founders, has served as our Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary since March 1997, October 1998 and our inception, respectively. Ms. Yaffa also served as our Chief Executive Officer from our inception to January 1996 and our President from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as Chief Financial Officer of our company. Prior to joining our company, Ms. Yaffa served in various technical and marketing roles at Cadence Design Systems, Inc., a semiconductor design company, Mentor Graphics, EDA Systems, Inc., a design framework software company, and VLSI Technology, Inc., a semiconductor manufacturer that has subsequently been acquired by Philips Semiconductor. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from University of California at Berkeley.

   Douglas S. Miller has served as our Vice President of Finance and Chief Financial Officer since October 1998. From June 1998 to September 1998, Mr. Miller was a self-employed financial consultant. From April 1997 to May 1998, Mr. Miller served as Vice President and Chief Financial Officer of 3Dlabs, Inc. a graphics semiconductor company. From October 1991 to April 1997, Mr. Miller served as a partner at Ernst & Young LLP, and from July 1985 to September 1991, Mr. Miller served as a manager at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant. He holds a Bachelor of Science degree in Accounting from Santa Clara University.

   Robert J. Erickson has served as our Vice President of Engineering since April 1998. From June 1997 to April 1998, Mr. Erickson was a principal of Vermilion DA, a semiconductor design software consulting firm. From May 1984 to June 1997, Mr. Erickson served in various positions including a director of engineering at Mentor Graphics. Mr. Erickson holds Bachelor of Arts degrees in Physics and Electrical Engineering from Rice University and a Master of Science degree in Electrical Engineering from Stanford University.

   Andrew Haines has served as our Vice President of Marketing since November 1996. Prior to joining our company, Mr. Haines was active as president and founder of Page Mill Marketing, Inc., a marketing consulting company from February 1995 to November 1996. Previously, Mr. Haines acted as director of marketing for Actel, an FPGA company from 1987 to 1993. Mr. Haines also held a variety of marketing positions at VLSI Technology, Inc. and Intel Corporation. Mr. Haines holds a Bachelor of Science degree in Physics from the University of Wisconsin, Madison.

   Gary Meyers has served as our Vice President of Worldwide Sales since November 1999 and was Vice President of North American Sales from January 1999 to November 1999. Mr. Meyers joined Synplicity in January 1998 where he served as Western Area Sales Manager until January 1999. From 1988 through 1997, Mr. Meyers served in various senior sales and marketing roles at LSI Logic, a semiconductor company, including from 1996 to 1997 as Director of Marketing of the Communications Products Division, and from 1994 to 1996, as Major Account Sales Manager. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.

ITEM 2. PROPERTIES

   Our principal offices are located in a leased 34,200 square foot facility in Sunnyvale, California and house the majority of our research and development and related customer support services employees, as well as all marketing, administration and finance employees. Our lease for the Sunnyvale facility expires in September 2002. In addition, we lease a 3,900 square foot development and support center in Bangalore, India, a 3,000 square foot sales office in Andover, Massachusetts, a 3,000 square foot facility in Tokyo, Japan and a 1,300 square foot sales office in Austin, Texas. We also maintain leased development or sales offices, each of 1,000 square feet or less, in or near Newport Beach and San Diego, California; Austin, Texas; Chicago, Illinois; Durham, North Carolina; Redmond, Washington; Beaverton, Oregon; Bel Air, Maryland; Bracknell, United Kingdom; Munich, Germany; Aix-en-Provence and Montpelier, France, and Netanya, Israel. Other than our Andover, Massachusetts, Tokyo, Japan, Austin, Texas and Montpelier, France offices, none of the leases for our development or sales offices is more than 12 months in duration. We expect that our current leased facilities will be substantially sufficient for our needs for 2001, however, we expect to expand certain existing sales offices or establish new ones during 2001.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                     PRICE RANGE OF SYNPLICITY COMMON STOCK

   Our common stock has been traded on the Nasdaq National Market under the symbol "SYNP" since October 12, 2000. The following table sets forth for the period indicated the high and low sale prices for the common stock, as reported by the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ -----
      Fiscal Year Ended December 31, 2000
        Fourth Quarter (from October 12, 2000).................... $16.00 $8.00

   On December 29, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $14.50 per share. As of February 27, 2001 there were approximately 166 holders of record of our common stock.

                        SALES OF UNREGISTERED SECURITIES

   From September 30, 2000 to December 31, 2000, we sold 132,245 shares of our common stock to 26 of our employees and consultants for proceeds of approximately $158,000 pursuant to Rule 701 under the Securities Act of 1933, as amended.

                                DIVIDEND POLICY

   We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

   The selected consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the selected consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from, and qualified by reference to, audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

   The historical results presented below are not necessarily indicative of future results.

                                          Years Ended December 31,
                                   ------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  ------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue:
  License......................... $25,006  $13,019  $ 8,373  $ 4,679  $1,594
  Maintenance.....................   9,584    5,156    2,655      775     204
                                   -------  -------  -------  -------  ------
    Total revenue.................  34,590   18,175   11,028    5,454   1,798
Cost of revenue:
  Cost of license.................     246      239      148       97      43
  Cost of maintenance.............   1,537    1,187      531       64      --
                                   -------  -------  -------  -------  ------
    Total cost of revenue.........   1,783    1,426      679      161      43
                                   -------  -------  -------  -------  ------
Gross profit......................  32,807   16,749   10,349    5,293   1,755
Operating expenses:
  Research and development........  13,286    8,018    4,031    1,054     323
  Sales and marketing.............  18,293   12,903    8,317    3,970   1,167
  General and administrative......   3,570    2,586    1,620      788     287
  Stock-based compensation........     952      175       --       --      --
                                   -------  -------  -------  -------  ------
    Total operating expenses......  36,101   23,682   13,968    5,812   1,777
                                   -------  -------  -------  -------  ------
Loss from operations..............  (3,294)  (6,933)  (3,619)    (519)    (22)
Other income (expense), net.......     647       (7)     (19)      47       9
                                   -------  -------  -------  -------  ------
Net loss.......................... $(2,647) $(6,940) $(3,638) $  (472) $  (13)
                                   =======  =======  =======  =======  ======
Basic and diluted net loss per
 common share..................... $ (0.16) $ (0.52) $ (0.29) $ (0.04)     --
                                   =======  =======  =======  =======  ======
Shares used in per share
 calculation......................  16,115   13,227   12,451   11,954   6,667
                                   =======  =======  =======  =======  ======
                                                December 31,
                                   ------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  ------
                                               (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................. $36,535  $ 2,633  $ 1,193  $ 2,314  $2,093
Working capital (deficit)......... $30,652  $(2,363) $(1,273) $ 1,619  $2,042
Total assets...................... $51,963  $ 9,119  $ 6,509  $ 4,434  $2,570
Long term obligations, less
 current portion.................. $   196  $   720  $ 2,343  $   403  $  125
Total shareholders' equity
(deficit)......................... $38,291  $  (734) $(1,660) $ 1,939  $2,065

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward-looking statement.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

   We were founded in February 1994, and we released our first product, Synplify, our FPGA logic synthesis software solution in 1995. In the second quarter of 1997, we launched HDL Analyst, a complementary product to Synplify that provides graphical representation and design analysis. In the first quarter of 1999, we released Certify, our ASIC and SoC verification product. We released Amplify Physical Optimizer, which we believe is the only physical synthesis product for FPGAs, in March 2000 and Synplify Pro, an advanced FPGA logic synthesis product, in May 2000. We began recognizing revenue from Amplify Physical Optimizer and Synplify Pro in the second quarter of 2000.

   Our revenue, which consists of license and maintenance revenue, was $34.6 million in 2000, $18.2 million in 1999 and $11.0 million in 1998. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base maintenance revenue has increased as a percent of total revenue. We currently derive substantially all of our total revenue from sales of a small number of products. Sales of our Synplify, Synplify Pro and HDL Analyst products were approximately 83% of our license revenue in 2000, approximately 93% of our license revenue in 1999 and 100% of our license revenue in 1998.

   We generally sell our products directly through our sales force and indirectly through channel partners that include international distributors, resellers and FPGA manufacturers. Direct sales provide a majority of our total sales and account for substantially all of our sales in North America. Direct sales were approximately 79% of our total revenue in 2000, approximately 72% of our total revenue in 1999 and approximately 60% of our total revenue in 1998. We have recently invested in expanding our direct sales force in international locations. Revenue attributable to sales outside North America accounted for approximately 21% of our total revenue in 2000, 20% of our total revenue in 1999 and 19% of our total revenue in 1998. We anticipate that our operating results will continue to depend to a lesser extent on a relatively high volume of sales to a relatively small number of international distributors and other channel partners. In addition, we plan to continue to expand our international operations significantly. We anticipate that international revenue will increase as a percent of total revenue in the future.

   We sell perpetual licenses to use our software products and also sell related maintenance services. For each sale, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable based on completed credit review procedures and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Sales to international distributors are recognized by us when the international distributor has resold the product to an end user.

   A substantial majority of customers that license our products also purchase maintenance annually, which we price at 20% of the list price of the license. Customers purchasing maintenance receive unspecified product updates and electronic, internet-based technical support and telephone support. We recognize revenue from maintenance ratably over the maintenance period, which is typically one year. In general, customers on maintenance receive product updates that support new FPGA devices when we make these updates available for the licensed product. We believe these product updates are the primary reason a majority of our customers renew maintenance. We have also provided a limited feature version of one of our products to certain FPGA manufacturers for distribution to their customers. As these arrangements do not provide for a renewal fee for the licensed software or maintenance services, we have concluded that we do not have vendor specific objective evidence of fair value of the licensed software or maintenance on these type of arrangements as they are not priced or offered separately. As a result, license and maintenance revenue is recognized ratably over the period of each arrangement.

   Maintenance revenue comprised 28% of our total revenue in 2000, 28% of our total revenue in 1999 and 24% of our total revenue in 1998. We expect maintenance revenue to continue to represent a significant percent of total revenue and to vary as a percent of total revenue based on the growth rate of license revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross margin as a percent of total revenue may decrease due to lower margins on maintenance revenue resulting from incremental maintenance support costs. However, over the next 12 months, we do not expect maintenance revenue as a percent of total revenue to vary significantly.

   Since our inception in 1994, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and customer support departments and to establish an administrative organization. As a result, we had an accumulated deficit of $13.8 million as of December 31, 2000. We anticipate that our operating expenses will increase substantially in the future as we fund additional research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, increase our customer support capabilities and improve our operational and financial systems. Accordingly, we will need to generate higher revenue in the future to achieve and maintain profitability.

   We apply Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), to software technologies we develop internally. We include internal development costs in research and development, and we expense those costs as they are incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based upon our development process, generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of our products has not been significant, we have not capitalized any software development costs to date.

   We recorded unearned stock based compensation on our balance sheet of $3.8 million in connection with stock option grants to our employees that were granted between June 1, 1999 and September 30, 2000. We amortize this stock-based compensation over the vesting period of the related options, which is generally four years. During 2000 and 1999, we amortized $952,000 and $175,000 of stock compensation, respectively. The remaining deferred stock compensation at December 31, 2000 is expected to be amortized as follows: $1 million for the year ending December 31, 2001, $753,000 for the year ending December 31, 2002, and $859,000 for the year ending December 31, 2003 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

   As of December 31, 2000, we had approximately $8.9 million of federal and $1.6 million of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. These net operating loss carryforwards expire beginning in 2012 and 2002, respectively. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50% over a three year period.

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

   Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. Specifically, on January 1, 2001, we began direct sales to our customers in Japan in yen and expect all such future sales will be denominated in yen.

   We had 210 employees as of December 31, 2000, which represents a substantial increase from 140 employees as of December 31, 1999. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

Results of Operations

   The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

                                                 Years Ended December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Revenue:
  License......................................     72.3%      71.6%      75.9%
  Maintenance..................................     27.7       28.4       24.1
                                                --------   --------   --------
    Total revenue..............................    100.0      100.0      100.0
Cost of revenue:
  Cost of license..............................      0.7        1.3        1.4
  Cost of maintenance..........................      4.5        6.5        4.8
                                                --------   --------   --------
    Total cost of revenue......................      5.2        7.8        6.2
Gross margin...................................     94.8       92.2       93.8
Operating expenses:
  Research and development.....................     38.4       44.1       36.5
  Sales and marketing..........................     52.9       71.0       75.4
  General and administrative...................     10.3       14.3       14.7
  Stock-based compensation.....................      2.8        1.0         --
                                                --------   --------   --------
    Total operating expenses...................    104.4      130.4      126.6
Loss from operations...........................     (9.6)     (38.2)     (32.8)
Other income (expense), net....................      1.9         --       (0.2)
                                                --------   --------   --------
Net loss.......................................     (7.7)%    (38.2)%    (33.0)%
                                                ========   ========   ========

Years Ended December 31, 2000 and 1999

 Total revenue

   Our total revenue increased by 90.3% to $34.6 million for 2000 from $18.2 million for 1999. These increases were primarily attributable to an increase in sales to our existing customers resulting in substantial growth in license and maintenance revenue, as well as an increase in our customer base. In 2000 and 1999, no distributor or end customer accounted for over 10% of our total revenue.

   License revenue. License revenue increased by 92.1% to $25.0 million for 2000 from $13.0 million for 1999. The increase in revenue was primarily attributable to increased market acceptance of our Synplify, Synplify Pro and HDL Analyst products, and to a lesser degree, the introduction of our Certify product in 1999 and Amplify product in 2000. The increase also reflects the results from a larger and more productive sales force.

   Maintenance revenue. Our maintenance revenue increased by 85.9% to $9.6 million for 2000 from $5.2 million for 1999. The increase in maintenance revenue was primarily attributable to the increase in license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

 Cost of revenue

   Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue increased 2.9% to $246,000 for 2000 from $239,000 for 1999. The increase in the cost of license revenue in absolute dollars was due primarily to the increased volume of unit shipments during the year. As a percent of license revenue, the cost of license revenue decreased to 1.0% for 2000 from 1.8% for 1999. The decrease in cost of license revenue as a percent of license revenue was primarily due to efficiencies achieved on greater volume of product shipments.

   Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 29.5% to $1.5 million for 2000 from $1.2 million for 1999. The increase in cost of maintenance revenue in absolute dollars was primarily attributable to increased hiring of customer support personnel to provide improved levels of service to our growing customer base. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 16.0% for 2000 from 23.0% for 1999. The decrease in the cost of maintenance revenue as a percent of maintenance revenue was primarily due to the increased volume of maintenance renewal in the latter period. We expect that the absolute level of cost of maintenance revenue will grow in the next 12 months to support our growing base of domestic and international customers.

 Operating expenses

   Research and development. Our research and development expenses increased 65.7% to $13.3 million for 2000 from $8.0 million for 1999. The absolute dollar increase in research and development expenses was primarily attributable to an increase in the number of software engineers we employed for the enhancement of existing products and the development of new products. As a percent of total revenue, research and development expenses decreased from 44.1% for 1999 to 38.4% for 2000. This decrease in research and development expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   Sales and marketing. Our sales and marketing expenses increased 41.8% to $18.3 million for 2000 from $12.9 million for 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to the hiring of additional sales and marketing personnel, increases in commissions due to increased sales and the expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased to 52.9% for 2000 from 71.0% for 1999. The decrease in sales and marketing expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   General and administrative. Our general and administrative expenses increased 38.1% to $3.6 million for 2000 from $2.6 million for 1999. The absolute dollar level increase in general and administrative expenses was primarily attributable to the hiring of additional finance and operations personnel, as well as increased legal, accounting and other consulting fees. As a percent of total revenue, general and administrative expenses decreased to 10.3% for 2000 from 14.2% for 1999. The decrease in general and administrative expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   Stock-based compensation. Stock-based compensation expense was $952,000 for the year ended December 31, 2000 and $175,000 for the year ended December 31, 1999. This compensation for 2000 related to the following: cost of maintenance and research and development expenses of $492,000, and sales and marketing and general and administrative expenses of $460,000. This compensation for 1999 related to the following: cost of maintenance and research and development expenses of $118,000, and sales and marketing and general and administrative expenses of $57,000.

 Other income (expense), net

   Our other income (expense), net increased to other income of $647,000 for 2000 from other expense of $7,000 for 1999, primarily as a result of increased interest income on higher levels of cash, cash equivalent and investment balances.

Years Ended December 31, 1999 and 1998

 Total revenue

   Our total revenue increased by 64.8% to $18.2 million for 1999 from $11.0 million for 1998. These increases were primarily attributable to an increase in our customer base resulting in substantial growth in license and maintenance revenue, as well as additional sales to our existing customers. In 1999, no distributor or end customer accounted for over 10% of our total revenue. In 1998, one distributor accounted for approximately 11% of our total revenue and one end customer accounted for approximately 12% of our total revenue.

   License revenue. License revenue increased by 55.5% to $13.0 million for 1999 from $8.4 million for 1998. The increase in revenue was primarily attributable to increased market acceptance of our Synplify and HDL Analyst products, and to a lesser degree, the introduction of our Certify product in 1999. The increase also reflects the results from a larger and more productive sales force.

   Maintenance revenue. Our maintenance revenue increased by 94.2% to $5.2 million for 1999 from $2.7 million for 1998. The increase in maintenance revenue was primarily attributable to the increase in license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

 Cost of revenue

   Cost of license revenue. Our cost of license revenue increased 61.5% to $239,000 for 1999 from $148,000 for 1998. The increase in the cost of license revenue in absolute dollars was due primarily to the increased volume of unit shipments during the year. As a percent of license revenue, the cost of license revenue remained unchanged at 1.8% for 1999 and 1998.

   Cost of maintenance revenue. Our cost of maintenance revenue increased 123.5% to $1.2 million for 1999 from $531,000 for 1998. As a percent of maintenance revenue, the cost of maintenance revenue increased to 23.0% for 1999 from 20.0% for 1998. The increase in cost of maintenance revenue was primarily attributable to increased hiring of customer support personnel to provide improved levels of service to our growing customer base.

 Operating expenses

   Research and development. Our research and development expenses increased 99.0% to $8.0 million for 1999 from $4.0 million for 1998. As a percent of total revenue, research and development expenses increased to 44.1% for 1999 from 36.6% for 1998. This increase in research and development expenses was primarily attributable to an increase in the number of software engineers we employed for the enhancement of existing products and the development of new products, including Amplify Physical Optimizer.

   Sales and marketing. Our sales and marketing expenses increased 55.1% to $12.9 million for 1999 from $8.3 million for 1998. The absolute dollar increase in sales and marketing expenses was primarily attributable to the hiring of additional sales and marketing personnel, increases in commissions due to increased sales and the expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased to 71.0% for 1999 from 75.4% for 1998. The decrease in sales and marketing expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 1999.

   General and administrative. Our general and administrative expenses increased 59.6% to $2.6 million for 1999 from $1.6 million for 1998. The absolute dollar level increase in general and administrative expenses was primarily attributable to the hiring of additional finance and operations personnel, as well as increased legal, accounting and other consulting fees. As a percent of total revenue, general and administrative expenses decreased to 14.2% for 1999 from 14.7% for 1998. The decrease in general and administrative expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 1999.

   Stock-based compensation. We did not incur any stock-based compensation expense for the year ended December 31, 1998. Stock-based compensation expense was $175,000 for the year ending December 31, 1999. This compensation related to the following: cost of maintenance and research and development expenses of $118,000, and sales and marketing and general and administrative expenses of $57,000.

 Other income (expense), net

   Our other expense, net decreased to $7,000 for 1999 from $19,000 for 1998, as a result of increased interest income on higher levels of cash, cash equivalent and investment balances offset by higher interest expense from a higher level of borrowing.

Liquidity and Capital Resources

   As of December 31, 2000, we had cash and cash equivalents of $24.5 million, short-term investments of $12.1 million, an accumulated deficit of $13.8 million and working capital of $30.7 million.

   Net cash provided by operating activities was $419,000 for the year ended December 31, 2000, and net cash used in operating activities was $3.4 million for the year ended December 31, 1999 and $1.9 million for the year ended December 31, 1998. Cash provided by operating activities for 2000 resulted primarily from increases in deferred revenue and accrued liabilities. These sources of cash were partially offset by net losses and increases in accounts receivable. Cash used in operating activities for 1999 and 1998 resulted primarily from net losses in those periods, and to a lesser extent, increases in accounts receivable. These uses of cash were partially offset by increases in accrued liabilities and deferred revenue.

   Net cash used in investing activities was $18.4 million for the year ended December 31, 2000, $1.3 million for the year ended December 31, 1999 and $1.5 million for the year ended December 31, 1998. Net cash used was primarily for investments of cash and purchases of new computers, equipment and furniture as we expanded operations. We expect to use approximately $2.5 million of cash to purchase property and equipment over the next 12 months.

   Net cash provided by financing activities was $39.8 million for the year ended December 31, 2000, $6.1 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998. For

2000, net cash provided by financing activities was primarily due to the sale of $5.5 million of series C preferred stock and the completion of our initial public offering in October 2000. For 1999, net cash provided by financing activities was primarily due to the sale of $7.4 million of series B preferred stock in March 1999. For 1998, net cash provided by financing activities was primarily due to equipment loans and borrowings under a bank line of credit.

   As of December 31, 2000, we had $271,000 in fixed term obligations.

   We also have a $3.0 million line of credit with Silicon Valley Bank. The line of credit expires in March 2002 and has an interest rate equal to the prime rate. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of December 31, 2000, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $3.0 million. We are subject to financial ratio and other covenants in connection with this line of credit and were in compliance with the covenants as of December 31, 2000.

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

   We believe that our current cash and investment balances and any cash generated from operations and from current credit facilities will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we have sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. We adopted FIN 44 on July 1, 2000. The impact of adoption of FIN 44 was not material to our operating results and financial position.

   In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning October 1, 2000. The adoption of SAB 101 had no impact to our operating results and financial position.

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on our operating results or financial position, since we currently do not invest in derivative instruments or engage in hedging activities.

Factors Affecting Future Operating Results

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

   Since our inception, we have incurred significant net losses, including net losses of $2.6 million in 2000, $6.9 million in 1999 and $3.6 million in 1998. We expect to continue to incur significant research and development, sales and marketing and general and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability. If we do not achieve and maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which could cause our stock price to decline

   Our annual rate of revenue growth increased to 90% in 2000 from 65% in 1999. We currently anticipate that we will not exceed or maintain our historical rates of revenue growth in 2001. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, the rate of our revenue growth could decline. In addition, growing competition and our inexperience in selling our products to customers that use ASICs and SoCs could also adversely affect our revenue growth. Our revenue could decline as a result of technological changes that negatively affect the demand for FPGAs, ASICs and SOCs. Any significant decrease in our rate of revenue growth after this offering would likely result in a decrease in our stock price, because our revenue may fail to meet the expectations of investment analysts and others.

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

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial majority of our license revenue, and a decline in sales of these products could cause our license revenue to decline

   Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 83% of our license revenue in 2000, approximately 93% of our license revenue in 1999 and 100% of our license revenue in 1998. We expect that the revenue from these products will continue to account for a majority of our license revenue for at least the next fiscal year. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

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

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

   We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 73% of our license revenue in 2000 and approximately 45% in 1999. If we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance.

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

Our business depends on continued demand for next generation networking equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for FPGAs, ASICs and SoCs does not continue

   Demand for next generation networking equipment may decrease if internet use declines, the build-out of internet infrastructure or communications networks slows or surplus capacity in existing communications and internet infrastructure develops. Potential consumers of next generation networking equipment, such as communications companies, may use or modify existing types of equipment and never adopt next generation networking equipment. If the business of next generation networking equipment manufacturers does not continue at its current level of growth or declines, our revenue and business will suffer, because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of next generation networking equipment.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline

   We believe that our success in penetrating our target markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera and Xilinx. We believe our relationships with leading FPGA manufacturers are important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has recently begun selling a synthesis product that could be competitive with our Synplify product. These manufacturers may adversely impact the price of our products through the expansion of their distribution of our competitors' products. Either of these developments could harm our business and financial prospects.

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

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

   We rely on semiconductor distributor Insight to refer customers to us, which results in a portion of our license sales in North America. A majority of our sales outside North America are conducted through our channel partners, and we have opened a direct sales office in Japan. Sales to our channel partners accounted for approximately 21% of our total revenue in 2000 and approximately 28% of our total revenue in 1999. If we fail to sell our products through our existing channel partners or directly, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

Our expansion to international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales

   In order to significantly penetrate international markets, we plan to increase our direct international sales presence. We may also expand the number of channel partners who sell our products. To date, we have relied primarily on international channel partners and have only recently begun to significantly employ direct sales personnel outside of the United States. As we increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenue. If we rely on channel partners, our exposure to the risks described above may increase. If we expand our direct and indirect international selling efforts successfully, our efforts may not create or increase international market demand for our products. Even if we increase our international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue outside North America represented approximately 21% of our total revenue in 2000 and approximately 20% of our total revenue in 1999.

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

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs, as a result of their greater financial resources and distribution channels, which could cause our sales to decline

   We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Mentor Graphics and Synopsys, each of which is also currently competing with us by marketing logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality that we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unsaleable. Even if our competitors' standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor.

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

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors' products

   Large semiconductor design software vendors, such as Cadence, Mentor Graphics or Synopsys, may also acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources available, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, Cadence acquired CadMOS Design Technology, Inc., a design tools firm, in February 2001. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products' intellectual property rights because we do not have any patents and other vendors could challenge our intellectual property rights

   Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have filed only eight patent applications, one of which was issued in January 2001. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, the laws in India do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

Our recent growth has placed a significant strain on our management systems and resources, and we may be unable to effectively control our costs and implement our business strategies as a result

   As we continue to increase the scope of our operations, our headcount has grown substantially. Our total number of employees increased to 210 as of December 31, 2000 from 140 as of December 31, 1999. Our productivity and the quality of our products may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

   We are subject to employer payroll taxes when employees in certain foreign countries exercise stock options or purchase shares under our employee plans. These payroll taxes are assessed on the gain, which is the difference between the common stock price on the date of exercise or purchase and the exercise or purchase price. The tax rate varies depending upon the employees' taxing jurisdiction. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

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

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate a significant level of revenue from those foreign markets

   Although customers outside North America accounted for $7.1 million of our total revenue in 2000 and $3.6 million of our total revenue in 1999, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to achieve and maintain profitability. We plan to increase our international sales activities, but we have limited experience marketing and directly selling our products internationally.

   We have sales offices in France, Germany, India, Israel, Japan and the United Kingdom. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, on January 1, 2001, we began direct sales to our customers in

Japan in yen and expect all such future sales will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

  . potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays;

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

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

   The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe are desirable

   As of December 31, 2000, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 69% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe is desirable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside North America was approximately 21% of our total revenue in 2000 and 20% of our total revenue in 1999. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As the majority of our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our expenses incurred in foreign locations are generally denominated in the respective local currency and translated to United States dollars using the average exchange rate during the period. Balance sheet accounts are translated using the current exchange rate in effect at the balance sheet date. The effects of translation are included in the results of operations and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. Specifically, on January 1, 2001, we began direct sales to our customers in Japan in yen and expect all such future sales will be denominated in yen. We have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

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

   As of December 31, 2000, our cash equivalents consisted primarily of money market funds, commercial paper and U.S. government agency notes, and our short-term investments consisted primarily of corporate notes and U.S. government agency notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements and the independent auditors' report appear on pages F-1 through F-19 of this Report.

Quarterly Data

                                                      Quarters Ended
                         -----------------------------------------------------------------------------
                         Dec. 31, Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
                           2000     2000      2000      2000      1999      1999      1999      1999
                         -------- --------- --------  --------  --------  --------- --------  --------
                                           (in thousands, except per share data)
Revenue:
  License............... $ 8,530   $6,722   $ 5,807   $ 3,947   $  3,770   $ 3,351  $  3,056  $ 2,842
  Maintenance...........   3,000    2,478     2,231     1,875      1,576     1,396     1,176    1,008
                         -------   ------   -------   -------   --------   -------  --------  -------
    Total revenue.......  11,530    9,200     8,038     5,822      5,346     4,747     4,232    3,850
Gross profit............  11,048    8,672     7,680     5,407      4,919     4,392     3,841    3,597
Net income (loss)....... $   341   $ (161)  $  (980)  $(1,847)  $ (1,873)  $(1,519) $ (1,957) $(1,591)
Earnings per share:
  Basic................. $   .02   $ (.01)  $  (.07)  $  (.14)  $   (.14)  $  (.11) $   (.15) $  (.12)
  Diluted............... $   .01   $ (.01)  $  (.07)  $  (.14)  $   (.14)  $  (.11) $   (.15) $  (.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business--Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements

   The following consolidated financial statements are incorporated by reference in Item 8 of this Report:

     Report of Independent Auditors

     Consolidated Balance Sheets, December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts and Reserves (see page
  50)

     Independent Auditors' Report (see page F-2)

   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (a)(3) Exhibits

  3.1.1*  Articles of Incorporation of the Registrant

    3.2*  Bylaws of the Registrant

    4.1*  Specimen Common Stock Certificate

    4.2*  Amended and Restated Registration Rights Agreement dated March 31,
          2000 by and among the Registrant and certain shareholders of the Registrant

   10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers

   10.2*  Amended and Restated 1995 Stock Option Plan

 10.2.1*  Form of Option Agreement under the 1995 Stock Option Plan

   10.3*  2000 Stock Option Plan

 10.3.1*  Form of Option Agreement under the 2000 Stock Option Plan

   10.4*  2000 Director Option Plan

 10.4.1*  Form of Option Agreement under 2000 Director Option Plan

   10.5*  2000 Employee Stock Purchase Plan

 10.5.1*  Form of Subscription Agreement under the 2000 Employee Stock Purchase
          Plan

   10.6*  Promissory Note dated November 7, 1995 between Registrant and Andreas
          Bechtolsheim

   10.7*+ Authorized International Distributor Agreement dated February 13,
          1996 between Registrant and Pacific Design, Inc.


 10.8*    Employment Agreement dated November 22, 1996 between Registrant and
          Andrew Haines

 10.9*+   Software OEM License Agreement dated December 23, 1997 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems
          (Ireland) Limited

 10.9.1* Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design
          Systems (Ireland) Limited

 10.9.2*+ Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence
          Design Systems (Ireland) Limited

 10.10*   Employment Agreement dated June 19, 1997 between Registrant and
          Bernard Aronson

 10.11*   Employment Agreement dated April 17, 1998 between Registrant and
          Robert J. Erickson

 10.12* Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J. Erickson

 10.13*   Employment Agreement dated October 1, 1998 between Registrant and
          Douglas S. Miller

 10.14*+  Distributor Agreement dated April 1, 1999 between Registrant and
          Insight Enterprises Inc.

 10.14.1  Addendum 4 to Distributor Agreement dated April 1, 1999 between
          Registrant and Insight Enterprises Inc.

 10.15*   Sublease dated August 25, 1999 between Registrant and Proxim, Inc.
          for the 935 Stewart Drive, Sunnyvale, California office

 10.16*   Sublease dated October 18, 1999 between Registrant and HRG, Inc., The
          Human Resource Group for the 17055 Via del Campo, Office 109, San
          Diego, California office

 10.17*   Lease dated July 15, 1999 between Registrant and Anthony Buxton and
          R. Robert Reading, Trustees of Tactician Realty Trust for the 305
          North Main Street, Andover, Massachusetts office

 10.18* Promissory Note and Security Agreement dated November 29, 1999 between Registrant and Douglas S. Miller

 10.19* Promissory Note and Security Agreement dated December 28, 1999 between Registrant and Douglas S. Miller

 10.20*   Lease dated January 27, 2000 between Registrant and Information
          Technology Park Ltd. for the International Tech Park, Bangalore,
          India office

 10.21*   Lease dated June 1, 2000 between Registrant and Becker Family Limited
          Partnership for the 8217 Shoal Creek Blvd., Austin, Texas office

 10.22*+  Distribution Agreement dated April 1, 1999 between Registrant and
          Wyle Electronics

 10.22.1  Addendum 3 to Distribution Agreement dated April 1, 1999 between
          Registrant and Wyle Electronics

 10.23* Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank

 10.23.1* Loan Modification Agreement dated December 15, 1999 between
          Registrant and Silicon Valley Bank

 23.1     Consent of Ernst & Young LLP, Independent Auditors

 24.1     Power of Attorney (Reference on II-1)

--------
+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

   (c) Exhibits. See Item 14(a)(3) above.

   (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                SYNPLICITY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors......................... F-2

Consolidated Financial Statements:

Consolidated Balance Sheets............................................... F-3

Consolidated Statements of Operations..................................... F-4

Consolidated Statement of Shareholders' Equity (Net Capital Deficiency)... F-5

Consolidated Statements of Cash Flows..................................... F-6

Notes to Consolidated Financial Statements................................ F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Synplicity, Inc.

   We have audited the accompanying consolidated balance sheets of Synplicity, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 22, 2001

                                SYNPLICITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Assets:
Current assets:
  Cash and cash equivalents ............................... $ 24,452  $  2,633
  Short-term investments...................................   12,083        --
                                                            --------  --------
    Cash, cash equivalents and short term investments .....   36,535     2,633
  Accounts receivable, less allowances of $487 and $395 at
     December 31, 2000 and 1999, respectively .............    6,479     3,668
  Other current assets.....................................    1,114       469
                                                            --------  --------
    Total current assets ..................................   44,128     6,770
  Long-term investments ...................................    4,688        --
  Property and equipment, net .............................    2,466     1,990
  Other assets.............................................      681       359
                                                            --------  --------
    Total assets .......................................... $ 51,963  $  9,119
                                                            ========  ========
Liabilities and Shareholders' Equity (Net
 Capital Deficiency):
Current liabilities:
  Accounts payable and accrued liabilities ................    3,274     2,655
  Accrued compensation ....................................    2,345       584
  Deferred revenue ........................................    7,782     5,439
  Current portion of long-term debt........................       75       455
                                                            --------  --------
    Total current liabilities .............................   13,476     9,133
  Long-term note payable to shareholder ...................      125       125
  Long-term debt ..........................................       71       595
Commitments
Shareholders' equity (net capital deficiency):
  Convertible preferred stock, no par value, issuable in
     series: 10,000,000 shares authorized; no shares and
     2,643,269 shares issued and outstanding at
     December 31, 2000 and December 31, 1999,
     respectively..........................................       --     9,378
  Common stock, no par value: 110,000,000 shares
     authorized; 24,254,283 and 14,349,607 shares issued
     and outstanding at December 31, 2000 and December 31,
     1999, respectively ...................................   51,388     1,290
Additional paid-in capital ................................    3,838     2,451
Notes receivable from shareholders ........................     (468)     (468)
Deferred stock-based compensation .........................   (2,657)   (2,222)
Accumulated deficit........................................  (13,810)  (11,163)
                                                            --------  --------
    Total shareholders' equity (net capital deficiency) ... $ 38,291  $   (734)
                                                            --------  --------
                                                            $ 51,963  $  9,119
                                                            ========  ========

                            See accompanying notes.

                                SYNPLICITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Revenue:
License............................................. $25,006  $13,019  $ 8,373
Maintenance.........................................   9,584    5,156    2,655
                                                     -------  -------  -------
    Total revenue...................................  34,590   18,175   11,028
Cost of revenue:
  Cost of license...................................     246      239      148
  Cost of maintenance...............................   1,537    1,187      531
                                                     -------  -------  -------
    Total cost of revenue...........................   1,783    1,426      679
                                                     -------  -------  -------
Gross profit........................................  32,807   16,749   10,349
Operating expenses:
Research and development............................  13,286    8,018    4,031
Sales and marketing.................................  18,293   12,903    8,317
General and administrative..........................   3,570    2,586    1,620
Stock-based compensation(1).........................     952      175       --
                                                     -------  -------  -------
    Total operating expenses........................  36,101   23,682   13,968
                                                     -------  -------  -------
    Loss from operations............................  (3,294)  (6,933)  (3,619)
Interest income.....................................     770      133       58
Interest expense....................................    (123)    (140)     (77)
                                                     -------  -------  -------
    Net loss........................................ $(2,647) $(6,940) $(3,638)
                                                     =======  =======  =======
Basic and diluted net loss per common share......... $ (0.16) $ (0.52) $ (0.29)
                                                     =======  =======  =======
Shares used in per share calculation................  16,115   13,227   12,451
                                                     =======  =======  =======

--------
(1) Amortization of deferred stock-based compensation relates to the following:

                                                                        Years
                                                                        Ended
                                                                      December
                                                                         31,
                                                                      ---------
                                                                      2000 1999
                                                                      ---- ----
Cost of maintenance.................................................. $ 28 $  5
Research and development.............................................  464  113
Sales and marketing .................................................  403   55
General and administrative...........................................   57    2
                                                                      ---- ----
    Total............................................................ $952 $175
                                                                      ==== ====

                            See accompanying notes.

                                SYNPLICITY, INC.

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (in thousands)

                                                                                                                       Total
                                  Convertible                                    Notes                              Shareholders
                                Preferred Stock     Common Stock   Additional  Receivable    Deferred               Equity (Net
                                -----------------  ---------------  Paid-in       From     Stock-based  Accumulated   Capital
                                Shares    Amount   Shares  Amount   Capital   Shareholders Compensation   Deficit   Deficiency)
                                -------  --------  ------- ------- ---------- ------------ ------------ ----------- ------------
Balance at December 31, 1997..      889  $  1,974   13,260 $   496   $   54      $   --      $    --     $   (585)    $ 1,939
 Issuance of common
  stock to employees
  upon exercise of
  stock options.......               --        --      506     351       --        (312)          --           --          39
 Net loss
  (comprehensive
  loss)...............               --        --       --      --       --          --           --       (3,638)     (3,638)
                                -------  --------  ------- -------   ------      ------      -------     --------     -------
Balance at December 31, 1998..      889     1,974   13,766     847       54        (312)          --       (4,223)     (1,660)
 Issuance of Series B
  preferred stock,
  net of $96 of
  issuance costs......            1,754     7,404       --      --       --          --           --           --       7,404
 Issuance of common
  stock upon exercise
  of stock options....               --        --      583     443       --        (156)          --           --         287
 Deferred
  compensation........               --        --       --      --    2,397          --       (2,397)          --          --
 Amortization of
  deferred stock-
  based
  compensation........               --        --       --      --       --          --          175           --         175
 Net loss
  (comprehensive
  loss)...............               --        --       --      --       --          --           --       (6,940)     (6,940)
                                -------  --------  ------- -------   ------      ------      -------     --------     -------
Balance at December 31, 1999..    2,643     9,378   14,349   1,290    2,451        (468)      (2,222)     (11,163)       (734)
 Issuance of Series C
  preferred stock,
  net of $20 of
  issuance costs......              772     5,480       --      --       --          --           --           --       5,480
 Issuance of common
  stock upon exercise
  of stock options....               --        --      856   1,480       --          --           --           --       1,480
 Issuance of common
  stock upon
  conversion of
  preferred stock.....           (3,415)  (14,858)   4,304  14,858       --          --           --           --          --
 Issuance of common
  stock in connection
  with initial public
  offering, net of
  $4,200 of issuance
  costs...............               --        --    4,745  33,760       --          --           --           --      33,760
 Deferred stock-based
  compensation........               --        --       --      --    1,387          --       (1,387)          --          --
 Amortization of
  deferred stock-
  based
  compensation........               --        --       --      --       --          --          952           --         952
 Net loss
  (comprehensive
  loss)...............               --        --       --      --       --          --           --       (2,647)     (2,647)
                                -------  --------  ------- -------   ------      ------      -------     --------     -------
Balance at December 31, 2000..       --  $    --    24,254 $51,388   $3,838      $ (468)     $(2,657)    $(13,810)    $38,291
                                =======  ========  ======= =======   ======      ======      =======     ========     =======

                            See accompanying notes.

                                SYNPLICITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Operating activities
Net loss .......................................  $ (2,647) $ (6,940) $ (3,638)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation .................................     1,169       946       441
  Amortization of deferred stock-based
   compensation.................................       952       175        --
  Loss on disposal of property and equipment ...        --        --        29
  Changes in operating assets and liabilities:
    Accounts receivable ........................    (2,811)     (426)   (1,979)
    Other current assets .......................      (645)     (350)       17
    Other assets ...............................      (322)      (52)     (202)
    Accounts payable and accrued liabilities ...       619     1,629       641
    Accrued compensation .......................     1,761      (267)      371
    Deferred revenue............................     2,343     1,913     2,421
                                                  --------  --------  --------
      Net cash provided by (used in) operating
       activities...............................       419    (3,372)   (1,899)
                                                  --------  --------  --------
Investing activities
Purchases of property and equipment ............    (1,645)   (1,287)   (1,551)
Purchases of short-term investments ............   (16,620)       --        --
Purchases of long-term investments .............    (4,688)       --        --
Maturities of short-term investments ...........     4,537        --        --
Proceeds from sale of property and equipment....        --        --        50
                                                  --------  --------  --------
      Net cash used in investing activities.....   (18,416)   (1,287)   (1,501)
                                                  --------  --------  --------
Financing activities
Borrowing under revolving line of credit .......     2,000        --        --
Repayment of revolving line of credit ..........    (2,000)       --        --
Proceeds from long-term debt....................       201        --     2,113
Payments on debt ...............................    (1,105)   (1,341)     (123)
Proceeds from sale of common stock from option
 exercises......................................     1,480       286        39
Net proceeds from issuance of common stock in
 initial public offering .......................    33,760        --        --
Proceeds from issuance of preferred stock ......     5,480     7,404        --
Proceeds from notes payable to officers ........        --       400       250
Repayment of notes payable to officers..........        --      (650)       --
                                                  --------  --------  --------
      Net cash provided by financing
       activities...............................    39,816     6,099     2,279
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents ...................................    21,819     1,440    (1,121)
Cash and cash equivalents at beginning of
 period.........................................     2,633     1,193     2,314
                                                  --------  --------  --------
Cash and cash equivalents at end of period .....  $ 24,452  $  2,633  $  1,193
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
Cash paid for interest .........................  $    132  $    136  $      9
                                                  ========  ========  ========
Supplemental schedule of noncash financing
 activities
Issuance of common stock in exchange for notes
 receivable from shareholders...................  $     --  $    156  $    312
                                                  ========  ========  ========
Deferred compensation related to stock options
 ...............................................  $  1,387  $  2,397  $     --
                                                  ========  ========  ========

                            See accompanying notes.

                                SYNPLICITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Organization and Business

   Synplicity, Inc. ("we" or "us") was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in internet infrastructure hardware, including next generation networking and communications equipment, as well as various electronic devices.

 Principles of Consolidation

   The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Foreign Currency Translation

   The functional currency for our foreign subsidiaries is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations and through December 31, 2000 have been immaterial. We do not enter into foreign currency forward exchange contracts.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

 Concentration of Credit Risk

   We distribute our products through our direct sales force and third-party distributors principally in the United States, Europe and Japan. We generally do not require collateral. We maintain reserves for potential credit losses, and such losses to date have not been material.

   No customer or distributor accounted for 10% or more of total revenues for the years ended December 31, 2000 and 1999. One distributor accounted for 12% of total revenue for the year ended December 31, 1998, and one customer accounted for 11% of total revenue for the year ended December 31, 1998.

   Export sales to customers outside of North America accounted for $7.1 million, $3.6 million and $2.1 million of our total revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

 Cash Equivalents and Investments

   All of our cash equivalents and investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in stockholders' equity as a component of accumulated other comprehensive income, net of tax, if any. The fair value of the investments is based on quoted market prices. Realized gains and losses are included in interest income. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, investments that have maturities between three and twelve months at the date of purchase are considered short-term investments and investments that have maturities greater than twelve months at the date of purchase are considered long-term investments.

                                SYNPLICITY, INC.

 Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years to seven years.

 Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), we review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, we have not had any such losses.

 Revenue Recognition

   We sell perpetual licenses to use our software products and sell related maintenance services. For each sale, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable based on completed credit review procedures, and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Revenue on arrangements with extended payment terms, which have met all other required revenue recognition criteria, are recognized as payments become due. Sales to all distributors and resellers are recognized by us when the distributor or reseller has resold the product to an end user.

   Maintenance is offered to customers which requires us to perform continuing service and support and allows customers to receive unspecified product upgrades. In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and the history we have developed of charging our customers for maintenance renewals. In general, maintenance is priced at 20% of the list license price of the product. Under the residual method, the list price of the maintenance is deferred and any discount on the sale is allocated to the delivered elements. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

   We have also provided a limited feature version of one of our products to certain field programmable gate array ("FPGA") manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. However, we have concluded that we do not have vendor specific objective evidence of fair value of maintenance on these type of arrangements as it is not priced or offered separately. As a result, license and maintenance revenue is recognized ratably over the period of each arrangement.

 Product Development Costs

   Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or

                                SYNPLICITY, INC.

Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs we incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all product development costs have been charged to operations as incurred.

 Advertising

   Costs related to advertising are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $659,000, $490,000 and $316,000, respectively.

 Stock-Based Compensation

   As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), we account for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions for the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

   All stock-based awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18. Stock-based awards to non-employees not immediately vested are subject to periodic re-valuation over their vesting terms.

 Stock Split

   On July 27, 2000, we effected a two-for-three reverse split of our common stock and preferred stock. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

 Comprehensive Income (Loss)

   We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which includes unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2000, 1999 and 1998, our comprehensive loss was the same as net loss as there were no adjustments reported in shareholders' equity (net capital deficiency) which were included in the computation.

 Segment Information

   We follow Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, as we operate in only one industry segment.

                                SYNPLICITY, INC.

 Recently Issued Accounting Standards

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. We adopted FIN 44 on July 1, 2000. The impact of adoption of FIN 44 was not material to our operating results and financial position.

   In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning October 1, 2000. The adoption of SAB 101 had no impact to our operating results and financial position.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on our operating results or financial position, since we currently do not invest in derivative instruments or engage in hedging activities.

2. Financial Instruments

   Available-for-sale securities consist of the following at December 31, 2000 (in thousands):

   Cash equivalents:
     Money market funds................................................ $ 9,420
     U.S. government agency notes......................................   9,997
     Commercial paper..................................................   3,963
                                                                        -------
       Total cash equivalents.......................................... $23,380
                                                                        =======
   Short-term investments:
     U.S. government agency notes...................................... $ 8,012
     Corporate notes...................................................   4,071
                                                                        -------
       Total short-term investments.................................... $12,083
                                                                        =======
   Long-term investments:
     U.S. government agency notes...................................... $ 3,105
     Corporate notes...................................................   1,583
                                                                        -------
       Total long-term investments..................................... $ 4,688
                                                                        =======

   Unrealized gains and losses on cash equivalents and investments were immaterial for the periods presented.

                                SYNPLICITY, INC.

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Computer hardware............................................ $2,365  $1,839
   Computer software............................................    768     586
   Furniture and fixtures.......................................  1,557     791
   Leasehold improvements.......................................    351     239
                                                                 ------  ------
                                                                  5,041   3,455
   Less accumulated depreciation................................ (2,575) (1,465)
                                                                 ------  ------
                                                                 $2,466  $1,990
                                                                 ======  ======

4. Operating Lease Commitments

   We lease our corporate facility in Sunnyvale, California and lease a number of sales offices in various states as well as in certain other countries. In October 1999, we entered into a new corporate facility lease expiring in September 2002. Our old corporate facility lease was canceled without penalty or further obligation. We also have operating leases for certain of our equipment under an equipment lease financing agreement as described in Note 6. Rent expense was $2.4 million, $875,000, and $451,000, for the years ended December 31, 2000, 1999 and 1998, respectively. The future minimum commitments under operating leases at December 31, 2000 are as follows (in thousands):

   Year ending December 31,
   ------------------------
   2001 ............................................................... $1,726
   2002................................................................  1,337
   2003................................................................    178
                                                                        ------
                                                                        $3,241
                                                                        ======

5. Related Party Notes

   In September 1998, we received two full-recourse notes receivable from one of our officers with a principal amount totaling $312,000. The proceeds were used to purchase shares of our common stock, which have been pledged as collateral for the notes. Principal and interest are due and payable upon the earlier of September 2003, when the corresponding stock is sold or 90 days after the termination of the officer's employment with us. The notes accrue interest at the rate of 5.5% per annum. The notes are accounted for in shareholders' equity (net capital deficiency).

   In November and December 1999, we received two full-recourse notes receivable from one of our officers with a principal amount totaling $156,250. The proceeds were used to purchase shares of our stock which have been pledged as collateral for the notes. Principal and interest are due and payable upon the earlier of five years from the date of the notes, when the corresponding stock is sold, or 90 days after the termination of the officer's employment with us. The notes accrue interest at the rate of 6.2% per annum. The notes are accounted for in shareholder's equity (net capital deficiency).

   In November 1995, we issued a note payable to a shareholder with a principal amount of $125,000. All principal is due and payable on October 31, 2002. Simple interest of 6.11% is due at the end of each calendar year.

                                SYNPLICITY, INC.

6. Long-Term Debt

   Long-term debt consists of the following (in thousands):

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   2000   1999
                                                                   ----  ------
   Equipment advance.............................................. $ --  $  917
   Straight line of credit........................................   --     133
   Equipment lease................................................  146      --
                                                                   ----  ------
                                                                    146   1,050
                                                                   ----  ------
   Less current portion...........................................  (75)   (455)
                                                                   ----  ------
   Noncurrent portion............................................. $ 71  $  595
                                                                   ====  ======

   In April 1997, we entered into a business loan agreement with a commercial bank which was amended in September 1998. The agreement provides for a $3 million revolving line of credit, a $1 million equipment advance and a $400,000 straight line of credit. The lines of credit are collateralized by substantially all of our assets other than equipment purchased with the equipment advance. Under the terms of the agreement, we are required to maintain certain financial covenants. As of December 31, 2000, we were in compliance with each of the required covenants.

   The revolving line of credit agreement allows us to borrow up to $3 million. Borrowings under this line of credit bear interest at the bank's prime rate and there was no outstanding debt related to this line of credit at December 31, 2000 or 1999.

   The equipment advance allowed us to borrow up to $1 million, subject to certain limits based on financial covenants. We borrowed on this line until September 1999. Interest accrued from the date of each equipment advance and was payable monthly until September 1999 at which time all outstanding equipment advances became payable in 36 equal monthly installments of principal, plus accrued interest. Borrowings under the equipment advance bear interest at the bank's prime rate plus 0.25%. We utilized all $1 million of the equipment advance. At December 31, 1999, the interest rate was 8.75% and $917,000 was outstanding. During 2000, we repaid the remaining principal balance.

   The straight line of credit agreement allowed us to borrow up to $400,000 to purchase equipment. Such borrowings under this line of credit bear interest at the bank's prime rate plus 0.5% and are payable in 36 monthly payments of principal plus interest beginning January 31, 1998. We utilized $400,000 of this line. At December 31, 1999, the interest rate was 9% and $133,000 was outstanding. During 2000, we repaid the remaining principal balance.

   In November 1999, we entered into an equipment lease financing agreement with a lessor that provides for leasing of up to $1.5 million of equipment, including up to $450,000 of software and tenant improvements. All scheduled leases are payable in 36 equal monthly installments. Based on the terms of the individual leases, the leases are treated as either operating or capital. All operating leases are included in Note 4. Additionally, we granted the lessor fully vested warrants to purchase up to 14,035 shares of common stock at $4.28 per share. At December 31, 2000, $146,000 of capital leases were outstanding under this agreement (none outstanding in 1999). The equipment capitalized under this agreement had a cost of approximately $201,000 and accumulated depreciation of approximately $84,000 as of December 31, 2000. As of December 31, 2000 the availability of additional borrowings under this agreement was terminated.

                               SYNPLICITY, INC.

   Future principal payments at December 31, 2000 under all long-term debt are as follows (in thousands):

   Year ending December 31,
   ------------------------
   2001.................................................................. $ 75
   2002..................................................................   71
                                                                          ----
                                                                          $146
                                                                          ====

7. Net Loss Per Share

   In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive. There is no difference between our basic and diluted net loss per share as we incurred a net loss for each period presented. Pro forma basic and diluted net loss per share, as presented below, is unaudited and has been computed as described above and also gives effect, under Securities Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

   The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Net loss ........................................  $(2,647) $(6,940) $(3,638)
                                                      =======  =======  =======
   Basic and diluted weighted average shares:
     Weighted-average shares of common stock
      outstanding ..................................   16,833   14,098   13,548
     Less: weighted-average shares subject to
      repurchase ...................................     (718)    (871)  (1,097)
                                                      -------  -------  -------
     Weighted-average shares used in computing basic
      and diluted net loss per share ...............   16,115   13,227   12,451
                                                      =======  =======  =======
   Basic and diluted net loss per common share .....  $ (0.16) $ (0.52) $ (0.29)
                                                      =======  =======  =======
   Pro forma (unaudited):
     Shares used above .............................   16,115   13,227   12,451
     Pro forma adjustment to reflect weighted effect
      of assumed conversion of convertible preferred
      stock ........................................    3,165    3,205    1,778
                                                      -------  -------  -------
     Shares used in computing pro forma basic and
      diluted net loss per share....................   19,281   16,432   14,229
                                                      -------  -------  -------
   Pro forma basic and diluted net loss per common
    share (unaudited) ..............................  $ (0.14) $ (0.42) $ (0.26)
                                                      =======  =======  =======

   We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Weighted average options and warrants outstanding to purchase 4,242,464, 4,023,277 and 2,889,987 shares of common stock for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. The weighted-average exercise prices of these securities were $2.71, $1.67 and $1.10 as of December 31, 2000, 1999 and 1998, respectively.

                                SYNPLICITY, INC.

8. Shareholders' Equity

 Preferred Stock

   Convertible preferred stock is issuable in series, with rights and preferences designated by series. Concurrent with the closing of the initial public offering of our common stock in October 2000, all of the then outstanding shares of Series A, B and C preferred stock automatically converted into 4,304,092 shares of common stock. At December 31, 2000, there are no shares outstanding, and 10,000,000 shares authorized for issuance. The shares outstanding at December 31, 1999 were as follows:

                                                      December 31, 1999
                                              ----------------------------------
                                                           Shares
                                                Shares   Issued and  Liquidation
                                              Authorized Outstanding Preference
                                              ---------- ----------- -----------
   Series A.................................. 1,333,332     888,885  $1,999,998
   Series B.................................. 2,731,579   1,754,384   7,500,000
   Series C..................................       --          --          --
                                              ---------   ---------  ----------
                                              4,064,911   2,643,269  $9,499,998
                                              =========   =========  ==========

 Convertible Series A Preferred Stock

   In October 1996, we sold 888,885 shares to private investors at an aggregate price of $2 million, subject to certain antidilution privileges. Each share of Series A preferred stock was convertible into two shares of common stock at the option of the holder. Conversion was automatic upon the closing of the initial public offering of our common stock in October 2000.

 Convertible Series B Preferred Stock

   In March 1999, we sold 1,754,384 shares of convertible Series B preferred stock to investors at $4.28 per share for an aggregate price of $7.5 million. Each share of Series B preferred stock was convertible into one share of common stock at the option of the holder, subject to certain antidilution adjustments. Conversion was automatic upon the closing of the initial public offering of our common stock in October 2000.

 Convertible Series C Preferred Stock

   In March 2000, we sold 771,929 shares of convertible Series C preferred stock to investors at $7.13 per share for an aggregate price of $5.5 million. Each share of Series C preferred stock was convertible into one share of common stock at the option of the holder, subject to certain antidilution adjustments. Conversion was automatic upon the closing of the initial public offering of our common stock in October 2000.

 Common Stock

   In April 2000, our Board of Directors and shareholders approved an amendment to our articles of incorporation to authorize us to issue up to 110,000,000 shares of our common stock.

   In October 2000, we sold 4,300,000 shares of common stock in an initial public offering at a price of $8.00 per share. We sold an additional 445,000 shares of common stock at a price of $8.00 per share in November 2000 to cover over-allotments. Net proceeds from all shares sold, less underwriting discounts and related expenses, was approximately $33.7 million.

   We sold 1,560,668 shares of common stock to employees in connection with Restricted Stock Purchase Agreements. These agreements allow us to repurchase unvested shares in the event that the employee is no longer employed by us. As of December 31, 2000 and 1999, 330,483 shares and 750,529 shares, respectively, were subject to repurchase.

                                SYNPLICITY, INC.

   We have reserved shares of common stock for issuance at December 31, 2000 as follows:

   Stock Options:
     Options outstanding.............................................. 4,776,615
     Reserved for future grants....................................... 2,632,666
   Employee Stock Purchase Plan.......................................   666,666
   Warrants outstanding...............................................    14,035
                                                                       ---------
                                                                       8,089,982
                                                                       =========

 Stock Options

   As described below, we have three stock option plans (the "Option Plans") under which incentive stock options and/or nonstatutory options may be granted to our employees, consultants, and directors. Options are granted under the Option Plans at prices not less than the fair value on the date of the grant. Stock options to new employees generally become exercisable 25% after one year and on a ratable basis over the subsequent 36 months. The options generally expire in ten years. However, in the case of incentive stock options granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of our stock, the term of the option is five years from the date of grant.

   Under the 1995 Stock Option Plan (the "1995 Plan") we were authorized to issue 7,400,000 shares of common stock for the grant of options. In 2000, our Board of Directors approved the termination of the 1995 Plan as to future option grants to be effective upon the completion of an initial public offering of our common stock. As a result of the initial public offering of our common stock in October 2000, the remaining 200,207 authorized shares available for grant out of the 1995 Plan expired. In the future, any options from the 1995 Plan that are canceled will not be available for re-grant.

   In 2000, our Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan") and authorized 2,666,666 shares for grant under the 2000 Plan. The authorized shares available for issuance will be increased on the first business day of each year, beginning January 1, 2001, equal to the least of 2,333,333 shares, 5% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

   In 2000, our Board of Directors adopted the 2000 Director Option Plan (the "Director Plan") and authorized 100,000 shares for grant under the Director Plan. Each nonemployee director who becomes one of our directors will automatically be granted a nonstatutory stock option to purchase 40,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first annual shareholders meeting, each nonemployee director then in office for over six months will automatically be granted a nonstatutory option to purchase an additional 10,000 shares of common stock. The Director Plan will terminate in April 2010, unless terminated earlier in accordance with the provisions of the Director Plan. In addition, the Director Plan provides for annual increases in the number of shares available for issuance on the first business day of each year, beginning January 1, 2001, equal to the least of 100,000 shares, fifteen one hundredths of one percent of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

                               SYNPLICITY, INC.

   A summary of option activity under the Option Plans is as follows:

                                                  Options Outstanding
                                            ---------------------------------
                                                                    Weighted-
                                  Shares                 Exercise    Average
                                Available   Number of   Price Per   Exercise
                                for Grant    Shares       Share       Price
                                ----------  ---------  ------------ ---------
   Balance at December 31,
    1997.......................  1,071,600  1,401,314  $0.02-$ 0.30   $0.17
   Additional authorization....  1,666,666         --            --      --
   Options granted............. (2,090,710) 2,090,710  $0.90-$ 2.55   $1.62
   Options exercised...........         --   (506,312) $0.02-$ 1.80   $0.71
   Options canceled............     95,725    (95,725) $0.15-$ 1.80   $0.95
                                ----------  ---------
   Balance at December 31,
    1998.......................    743,281  2,889,987  $0.02-$ 2.55   $1.10
   Additional authorization....  2,000,000         --            --      --
   Options granted............. (1,341,379) 1,341,379  $1.88-$ 3.75   $2.35
   Options exercised...........         --   (582,894) $0.02-$ 2.55   $0.75
   Options canceled............    313,892   (313,892) $0.02-$ 2.25   $1.04
                                ----------  ---------
   Balance at December 31,
    1999.......................  1,715,794  3,334,580  $0.02-$ 3.75   $1.67
   Additional authorization....  2,766,666         --            --      --
   Options granted............. (1,948,974) 1,948,974  $5.10-$14.38   $8.20
   Options exercised...........         --   (855,548) $0.15-$ 6.00   $1.73
   Options canceled............    299,387   (299,387) $0.15-$11.00   $2.91
   Authorized shares expired...   (200,207)        --            --      --
                                ----------  ---------
   Balance at December 31,
    2000.......................  2,632,666  4,128,619  $0.15-$14.38   $2.70
                                ==========  =========

   In December 1999, we granted options to purchase an aggregate of 674,662 shares of common stock at an exercise price of $3.75 per share, that were outside of the Option Plan. As of December 31, 2000 and 1999, 647,996 and 674,662 of these options were outstanding, respectively.

   The following table summarizes information about all stock options outstanding at December 31, 2000:

                                     Options Outstanding         Options Exercisable
                              --------------------------------- ---------------------
                                           Weighted-
                                            Average   Weighted-             Weighted-
                                           Remaining   Average               Average
                                Number    Contractual Exercise    Number    Exercise
   Range of Exercise Prices   Outstanding    Life       Price   Exercisable   Price
   ------------------------   ----------- ----------- --------- ----------- ---------
                                          (In years)
   $0.15-$0.90.............      532,597     6.45      $ 0.48      418,595    $0.44
   $1.20-$1.88.............      778,343     7.68      $ 1.75      278,548    $1.69
   $1.95-$2.93.............      993,314     8.45      $ 2.44      316,984    $2.39
   $3.75-$6.45.............    1,281,864     9.15      $ 4.74       10,623    $3.80
   $6.75-$9.90.............      663,079     9.59      $ 8.33           --       --
   $10.45-$14.38...........      527,418     9.75      $11.38           --       --
                               ---------                         ---------
                               4,776,615     8.59      $ 4.53    1,024,750    $1.64
                               =========                         =========

                                SYNPLICITY, INC.

 Stock-Based Compensation

   During the years ended December 31, 2000 and 1999, we recorded deferred compensation of $1,387,000 and $2,397,000, respectively, representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. The total deferred compensation of $3,784,000 is being amortized by charges to operations on a graded vesting method over the vesting periods of the respective options, generally four years. We recorded amortization of deferred compensation expense of approximately $952,000 and $175,000 for the years ended December 31, 2000 and 1999. At December 31, 2000, we had a total of $2,657,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The remaining deferred stock compensation at December 31, 2000 is expected to be amortized as follows: $1,045,000 for the year ending December 31, 2001, $753,000 for the year ending December 31, 2002, and $859,000 for the year ending December 31, 2003 and the balance thereafter. Subsequent terminations of option holders may reduce future stock-based compensation.

   We have elected to follow APB 25 and related interpretations in accounting for our employee stock-based compensation plans. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. For the year ended December 31, 2000, the fair value of our stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 1999 and 1998, the fair value of our stock-based awards to employees was estimated at the date of grant using the minimum value method. For each of the three years ended December 31, 2000, the following weighted-average assumptions were used in the estimations:

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Expected life (years)...................................     4      4      4
   Volatility..............................................    75%     0%     0%
   Risk-free interest rate.................................     6%     6%     6%
   Dividend yield..........................................    --     --     --
   Weighted average fair value of options granted.......... $4.95  $0.72  $0.35

   For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options' vesting period. Pro forma information follows (in thousands, except per share data):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Net loss:
     As reported .................................... $(2,647) $(6,940) $(3,638)
                                                      =======  =======  =======
     Pro forma ...................................... $(4,083) $(7,192) $(3,768)
                                                      =======  =======  =======
   Net loss per share:
     As reported .................................... $ (0.16) $ (0.52) $ (0.29)
                                                      =======  =======  =======
     Pro forma ...................................... $ (0.25) $ (0.54) $ (0.30)
                                                      =======  =======  =======

   The fair value of options granted to consultants were determined using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 6%, contractual life of 4-10 years, dividend yield of zero and expected volatility of 60%. The resulting compensation expense was immaterial.

                                SYNPLICITY, INC.

 2000 Employee Stock Purchase Plan

   In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 666,666 shares of our common stock were reserved for issuance under the Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 12% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial trading period will commence on the effective date of our initial public offering and will end in April 2002. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 666,666 shares, 2.0% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by the Board.

9. Income Taxes

   We have incurred losses for both income tax and financial statement purposes for all periods reported. Accordingly, no provision for income taxes has been recorded.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income/(loss) before income taxes. The sources and tax effects of the difference are as follows (in thousands):

                                                           2000    1999     1998
                                                           -----  -------  -------
   Expected tax at 35%.....................................$(926).$(2,429).$(1,273)
   Unbenefited losses.....................................   926    2,429    1,273
                                                           -----  -------  -------
   Total provision........................................ $  --  $    --  $    --
                                                           =====  =======  =======

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $10 million and $400,000, respectively. The federal and state net operating loss carryforwards will expire beginning in 2012 and 2002, respectively, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Deferred tax assets:
     Net operating loss carryforwards........................... $3,400  $3,200
     Research credit carryforwards (federal and state)..........  1,400     800
     Capitalized research expenses..............................    600     500
     Other......................................................    800     300
                                                                 ------  ------
   Total deferred tax assets....................................  6,200   4,800
   Valuation allowances......................................... (6,200) (4,800)
                                                                 ------  ------
   Net deferred taxes...........................................     --      --
                                                                 ======  ======

                                SYNPLICITY, INC.

   The net valuation allowance increased by approximately $1.4 million and $2.9 million during the years ended December 31, 2000 and 1999, respectively.

10. Industry and Geographic Segment Information

   The following table presents enterprise-wide sales to external customers and long-lived assets by geographic areas (in thousands):

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Total revenues:
     United States..................................... $27,447 $14,550 $ 8,941
     Europe, Middle East...............................   4,505   1,728     725
     Asia..............................................   2,638   1,897   1,362
                                                        ------- ------- -------
                                                        $34,590 $18,175 $11,028
                                                        ======= ======= =======
   Long-lived assets (at period end):
     United States..................................... $ 2,255 $ 2,178 $ 1,904
     Europe, Middle East...............................     219     166      52
     Asia..............................................     673       5      --
                                                        ------- ------- -------
                                                        $ 3,147 $ 2,349 $ 1,956
                                                        ======= ======= =======

   Revenues by geographic area are based on the location of customers.

11. Employee Benefit Plan

   We have a 401(k) Plan in which all United States employees age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the Plan, subject to certain Plan restrictions. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,000 per employee per year, totaling $150,000, $120,000 and $107,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Legal Proceedings

   From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations and financial condition.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Synplicity, Inc.

                                                  /s/ Bernard Aronson
                                          By: _________________________________
                                                      Bernard Aronson
                                             President, Chief Executive
                                             Officer and Director

Date: March 27, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard Aronson and Douglas S. Miller, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Bernard Aronson             President, Chief Executive   March 27, 2001
______________________________________  Officer and Director
           Bernard Aronson              (Principal Executive
                                        Officer)

       /s/ Douglas S.Miller            Vice President of Finance    March 27, 2001
______________________________________  and Chief Financial
          Douglas S. Miller             Officer (Principal
                                        Accounting Officer)

     /s/ Kenneth S. McElvain           Chief Technology Officer,    March 27, 2001
______________________________________  Vice President and
         Kenneth S. McElvain            Director

         /s/ Alisa Yaffa               Chairman of the Board,       March 27, 2001
______________________________________  Vice President of
             Alisa Yaffa                Intellectual Property and
                                        Secretary

         /s/ Prahbu Goel               Director                     March 27, 2001
______________________________________
             Prahbu Goel

        /s/ Kevin G. Hall              Director                     March 27, 2001
______________________________________
            Kevin G. Hall

      /s/ Scott J. Stallard            Director                     March 27, 2001
______________________________________
          Scott J. Stallard

                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                (in thousands)

                            Balance at       Additions       Balance at
                            Beginning of     Charged to      End of
                            Period           Expense         Period
                            ------           -------         ------

   Allowance for Doubtful
   Accounts:

   2000                      $395               $92           $487

   1999                      $315               $80           $395

   1998                      $224               $91           $315

                               INDEX TO EXHIBITS

      Exhibits
     ---------
     3.1.1*         Articles of Incorporation of the Registrant
     3.2*           Bylaws of the Registrant
     4.1*           Specimen Common Stock Certificate
     4.2*           Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the
                    Registrant and certain shareholders of the Registrant
     10.1*          Form of Indemnification Agreement between the Registrant and each of its directors and officers
     10.2*          Amended and Restated 1995 Stock Option Plan
     10.2.1*        Form of Option Agreement under the 1995 Stock Option Plan
     10.3*          2000 Stock Option Plan
     10.3.1*        Form of Option Agreement under the 2000 Stock Option Plan
     10.4*          2000 Director Option Plan
     10.4.1*        Form of Option Agreement under 2000 Director Option Plan
     10.5*          2000 Employee Stock Purchase Plan
     10.5.1*        Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan
     10.6*          Promissory Note dated November 7, 1995 between Registrant and Andreas Bechtolsheim
     10.7*+         Authorized International Distributor Agreement dated February 13, 1996 between Registrant and
                    Pacific Design, Inc.
     10.8*          Employment Agreement dated November 22, 1996 between Registrant and Andrew Haines
     10.9*+         Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence
                    Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
     10.9.1*        Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among
                    Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
     10.9.2*+       Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among
                    Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
     10.10*         Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson
     10.11*         Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson
     10.12*         Promissory Note and Security Agreement dated September 3, 1998 between Registrant and
                    Robert J. Erickson
     10.13*         Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller
     10.14*+        Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.
     10.14.1        Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.
     10.15*         Sublease dated August 25, 1999 between Registrant and Proxim, Inc. for the 935 Stewart Drive,
                    Sunnyvale, California office
     10.16*         Sublease dated October 18, 1999 between Registrant and HRG, Inc., The Human Resource Group for the 17055 Via del Campo, Office 109, San Diego, California office
     10.17*         Lease dated July 15, 1999 between Registrant and Anthony Buxton and R. Robert Reading,
                    Trustees of Tactician Realty Trust for the 305 North Main Street, Andover, Massachusetts office
     10.18*         Promissory Note and Security Agreement dated November 29, 1999 between Registrant and
                    Douglas S. Miller
     10.19*         Promissory Note and Security Agreement dated December 28, 1999 between Registrant and
                    Douglas S. Miller
     10.20*         Lease dated January 27, 2000 between Registrant and Information Technology Park Ltd. for the
                    International Tech Park, Bangalore, India office
     10.21*         Lease dated June 1, 2000 between Registrant and Becker Family Limited Partnership for the
                    8217 Shoal Creek Blvd., Austin, Texas office
     10.22*+        Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics
     10.22.1        Addendum 3 to Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics
     10.23*         Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank
     10.23.1*       Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley
                    Bank

     Exhibits
     --------
     23.1           Consent of Ernst & Young LLP, Independent Auditors
     24.1           Power of Attorney (Reference on II-1)


     ___________________
     + Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

     * Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.