Form 10-Q
period 2001-03-31
SYNPLICITY INC
filed 2001-05-11
CIK 1027362

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ______ to _____


Commission file number: 000-31545

                               SYNPLICITY, INC.
            (Exact name of registrant as specified in its charter)


            California                                77-0368779
   (State or other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

                    935 Stewart Drive, Sunnyvale, CA 94085
              (Address of Principal Executive Offices) (Zip Code)


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

Yes  X     No ___
    ---

As of April 23, 2001, the registrant had 24,305,902 shares of common stock outstanding.

                               SYNPLICITY, INC.

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE NO.
------    -----------------------------------------------------------------------------------------------         --------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..............              3

           Condensed Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000.....................................................................              4

           Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000.....................................................................              5

           Notes to Condensed Consolidated Financial Statements..........................................              6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations...............................................................................              9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................             23


PART II.   OTHER INFORMATION
-------    ----------------------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K..............................................................             24

SIGNATURES...............................................................................................             25

                        PART I - FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

                               SYNPLICITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                March 31,     December 31,
                                                                                  2001            2000
                                                                              -----------     ------------
                                                                              (unaudited)
Assets:
Current assets:
   Cash and cash equivalents.............................................      $ 25,584         $ 24,452
   Short-term investments................................................        18,606           12,083
   Accounts receivable, net..............................................         5,377            6,479
   Other current assets..................................................         1,000            1,114
                                                                               --------         --------
      Total current assets...............................................        50,567           44,128
Long-term investments....................................................          --              4,688
Property and equipment, net..............................................         3,061            2,466
Other assets.............................................................           650              681
                                                                               --------         --------
          Total assets...................................................      $ 54,278         $ 51,963
                                                                               ========         ========

Liabilities and Shareholders' Equity (Net Capital Deficiency):
Current liabilities:
   Accounts payable and accrued liabilities..............................      $  3,415         $  3,274
   Accrued compensation..................................................         1,945            2,345
   Deferred revenue......................................................         9,359            7,782
   Current portion of long-term debt.....................................            65               75
                                                                               --------         --------
      Total current liabilities..........................................        14,784           13,476
Long-term note payable to shareholder....................................          --                125
Long-term debt...........................................................            56               71
Commitments
Shareholders' equity:
    Common stock.........................................................        51,426           51,388
    Additional paid-in capital...........................................         3,838            3,838
    Notes receivable from shareholders...................................          (468)            (468)
    Deferred stock-based compensation....................................        (2,382)          (2,657)
    Accumulated deficit..................................................       (13,054)         (13,810)
    Accumulated other comprehensive income...............................            78             --
                                                                               --------         --------
      Total shareholders' equity.........................................        39,438           38,291
                                                                               --------         --------
        Total liabilities and shareholders' equity.......................      $ 54,278         $ 51,963
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

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2001               2000
                                                            -------------  -------------
Revenue:
License..................................................   $  8,879            $  3,947
Maintenance..............................................      3,721               1,875
                                                            --------            --------
      Total revenue......................................     12,600               5,822
Cost of revenue:
Cost of license..........................................         43                  48
Cost of maintenance......................................        459                 367
                                                            --------            --------
      Total cost of revenue..............................        502                 415
                                                            --------            --------
Gross profit.............................................     12,098               5,407
Operating expenses:
Research and development.................................      4,688               2,687
Sales and marketing......................................      5,526               3,603
General and administrative...............................      1,405                 766
Stock-based compensation (1).............................        275                 189
                                                            --------            --------
      Total operating expenses...........................     11,894               7,245
                                                            --------            --------
Income (loss) from operations............................        204              (1,838)
Interest income..........................................        650                  25
Interest expense.........................................        (14)                (34)
                                                            --------            --------
Income (loss) before income taxes........................        840              (1,847)
Provision for income taxes...............................         84                --
                                                            --------            --------
Net income (loss)........................................   $    756            $ (1,847)
                                                            ========            ========
Basic earnings per share:
    Basic net income (loss) per common share.............   $   0.03               (0.14)
                                                            ========            ========
    Shares used in per share calculation.................     23,952              13,665
                                                            ========            ========
Diluted earnings per share:
    Diluted net income (loss) per common share...........   $   0.03               (0.14)
                                                            ========            ========
    Shares used in per share calculation.................     27,547              13,665
                                                            ========            ========

________________________

(1)  Amortization of deferred stock-based compensation relates to the following:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2001              2000
                                                            --------------  ------------

Cost of maintenance......................................   $      9            $      5
Research and development.................................        133                  94
Sales and marketing......................................        123                  77
General and administrative...............................         10                  13
                                                            --------            --------
      Total..............................................   $    275            $    189
                                                            ========            ========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        2001           2000
                                                                                   -------------  -------------
Operating activities
Net income (loss)...............................................................    $    756         $ (1,847)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
   Depreciation.................................................................         363              262
   Amortization of deferred stock-based compensation............................         275              189
   Gain on sale of long-term investments........................................         (72)               -
   Changes in operating assets and liabilities:
      Accounts receivable.......................................................       1,102              852
      Other current assets......................................................         114             (202)
      Other assets..............................................................          31              (54)
      Accounts payable and accrued liabilities..................................         141             (692)
      Accrued compensation......................................................        (400)             377
      Deferred revenue..........................................................       1,577              818
                                                                                    --------         --------
        Net cash provided by (used in) operating activities.....................       3,887             (297)
                                                                                    --------         --------
Investing activities
Purchases of property and equipment.............................................        (958)            (221)
Purchases of short-term investments.............................................      (6,477)               -
Purchases of long-term investments..............................................      (1,418)               -
Proceeds from sale of long-term investments.....................................       6,178                -
                                                                                    --------         --------
        Net cash used in investing activities...................................      (2,675)            (221)
                                                                                    --------         --------
Financing activities
Borrowing under revolving line of credit........................................           -            2,000
Repayment of revolving line of credit...........................................           -           (2,000)
Proceeds from long-term debt....................................................           -              201
Payments on long-term debt......................................................         (25)            (134)
Proceeds from sale of common stock from option exercises........................          38              823
Proceeds from issuance of preferred stock.......................................           -            5,480
Repayment of notes payable to shareholder.......................................        (125)               -
                                                                                    --------         --------
        Net cash provided by (used in) financing activities.....................        (112)           6,370
Effect of exchange rate changes on cash.........................................          32                -
                                                                                    --------         --------
Net increase in cash and cash equivalents.......................................       1,132            5,852
Cash and cash equivalents at beginning of period................................      24,452            2,633
                                                                                    --------         --------
Cash and cash equivalents at end of period......................................    $ 25,584         $  8,485
                                                                                    ========         ========

Supplemental disclosure of cash flow information
Cash paid for interest..........................................................    $     13         $     34
                                                                                    ========         ========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1.  Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2000 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the United States dollar, with the exception of Japan. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. For our foreign subsidiaries for which the U.S. dollar is the functional currency, monetary assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate. Property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations. For our Japanese subsidiary, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, and equity balances denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in shareholders' equity. To date, we have not entered into foreign currency forward exchange contracts.

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

We offer maintenance to customers, which requires us to perform continuing service and support and allows customers to receive unspecified product upgrades. In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and our history of charging our customers for maintenance renewals. In general, maintenance is priced at 20% of the list license price of the product. Under the residual method, the list price of the maintenance is deferred and any discount on the sale is allocated to the delivered elements. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

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

Note 2.  Financial Instruments

Available-for-sale securities consist of the following at March 31, 2001 (in thousands):

Cash equivalents:
     Money market funds.......................   $ 1,486
     U.S. government agency notes.............    17,772
     Commercial paper.........................     3,986
                                                 -------
          Total cash equivalents..............   $23,244
                                                 =======

Short-term investments:
     U.S. government agency notes.............   $14,539
     Corporate notes..........................     4,067
                                                 -------
          Total short-term investments........   $18,606
                                                 =======


Note 3.  Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive (using the treasury stock method). There is no difference between our basic and diluted net loss per share for the three months ended March 31, 2000, as we incurred a net loss for that period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             ------------------------
                                                                                2001         2000
                                                                             -----------  -----------
Net income (loss).....................................................       $    756        $ (1,847)
                                                                             ========        ========
Basic weighted average shares:
     Weighted-average shares of common stock outstanding..............         24,279          14,525
     Less: weighted-average shares subject to repurchase..............           (327)           (860)
                                                                             --------        --------
     Weighted-average shares used in computing basic
          net income (loss) per share.................................         23,952          13,665
                                                                             ========        ========
Basic net income (loss) per common share..............................       $   0.03        $  (0.14)
                                                                             ========        ========
Diluted weighted average shares:
     Shares used above................................................         23,952          13,665
     Add back: weighted-average shares subject to repurchase..........            327               -
     Effect of dilutive securities:
          Stock options...............................................          3,258               -
          Warrants....................................................             10               -
                                                                             --------        --------
     Weighted-average shares used in computing diluted
          net income (loss) per share.................................         27,547          13,665
                                                                             ========        ========
Diluted net income (loss) per common share............................       $   0.03        $  (0.14)
                                                                             ========        ========

We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted loss per share for the three months ended March 31, 2000 because all such securities were antidilutive. Weighted average options and warrants outstanding to purchase 167,525 and 4,012,468 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Note 4.  Comprehensive Income (Loss)

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three months ended March 31, 2000, our comprehensive loss was the same as net loss as there were no adjustments reported in shareholders' equity which were to be included in the computation. For the three months ended March 31, 2001, the components of comprehensive income are as follows (in thousands):

Net income...........................................    $  756
Foreign currency translation adjustments.............        32
Net change in unrealized gain on investments.........        46
                                                         ------
Comprehensive income.................................    $  834
                                                         ======

Note 5.  Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted in the three months ended March 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

     You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included in this report on Form 10-Q.

Overview

     We were founded in February 1994, and we released our first product, Synplify(R), our FPGA logic synthesis software solution in 1995. In the second quarter of 1997, we launched our HDL Analyst(R) product, a complementary product to Synplify which provides graphical representation and design analysis. In the first quarter of 1999, we released our Certify(TM) product, our application specific integrated circuit ("ASIC") and system-on-a-chip ("SoC") verification product. We released our Amplify(TM) Physical Optimizer(TM) product, which we believe is the only physical synthesis product for FPGAs, in March 2000 and our Synplify Pro(TM) product, an advanced FPGA logic synthesis product, in May 2000. We began recognizing revenue from our Amplify Physical Optimizer and Synplify Pro products in the second quarter of 2000.

     Our revenue consists of license and maintenance revenue. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue.

     We generally sell our products directly through our sales force and indirectly through channel partners that include international distributors, resellers and FPGA manufacturers. Direct sales provide a majority of our total sales and account for most of our sales in North America and Japan. Direct sales were approximately 79% of our total revenue in 2000 and 72% of our total revenue in 1999. We have recently invested in expanding our direct sales force in international locations. Revenue attributable to sales outside North America accounted for approximately 21% of our total revenue in the three months ended March 31, 2001 and in 2000 and 20% of our total revenue in 1999. In addition, we plan to continue to expand our international operations significantly. We anticipate that international revenue will increase as a percent of total revenue in the future.

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

                                             Three Months Ended
                                                 March 31,
                                           --------------------
                                             2001       2000
                                           --------   ---------
Revenue:
   License...............................   70.5%         67.8%
   Maintenance...........................   29.5          32.2
                                           -----         -----
      Total revenue......................  100.0         100.0
Cost of revenue:
   Cost of license.......................    0.3           0.8
   Cost of maintenance...................    3.7           6.3
                                           -----         -----
      Total cost of revenue..............    4.0           7.1
                                           -----         -----
Gross margin.............................   96.0          92.9
Operating expenses:
   Research and development..............   37.2          46.2
   Sales and marketing...................   43.8          61.9
   General and administrative............   11.2          13.1
   Stock-based compensation..............    2.2           3.2
                                           -----         -----
      Total operating expenses...........   94.4         124.4
                                           -----         -----
Income (loss) from operations............    1.6         (31.5)
Other income (expense), net..............    5.1          (0.2)
                                           -----         -----
Income (loss) before income taxes........    6.7         (31.7)
Provision for income taxes...............    0.7            --
                                           -----         -----
Net income (loss)........................    6.0%        (31.7)%
                                           =====         =====


Three Months Ended March 31, 2001 and 2000


      Total revenue

         Our total revenue increased by 116.4% to $12.6 million for the three months ended March 31, 2001 from $5.8 million for the three months ended March 31, 2000. The increase was primarily attributable to an increase in sales to our existing customers resulting in substantial growth in license and maintenance revenue, an increase in our customer base and the release of new products which began contributing to revenue in the second quarter of 2000.

         License revenue. License revenue increased by 125.0% to $8.9 million for the three months ended March 31, 2001 from $3.9 million for the three months ended March 31, 2000. The increase was primarily attributable to the introduction of our Amplify and Synplify Pro products which began contributing to revenue in the second quarter of 2000.

         Maintenance revenue. Our maintenance revenue increased by 98.5% to $3.7 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. The increase in maintenance revenue was attributable to both the increase in license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

     Cost of revenue

         Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue decreased 10.4% to $43,000 for the three months ended March 31, 2001 from $48,000 for the three months ended March 31, 2000. As a percent of license revenue, the cost of license revenue decreased to 0.5% for the three months ended March 31, 2001 from 1.2% for the three months ended March 31, 2000. The decrease in the cost of license revenue was primarily due to savings achieved in software documentation and shipping costs. We expect that the absolute dollar amount of the cost of license revenue and the cost of license revenue as a percent of license revenue will vary over the next 12 months based on the timing of new product introductions and the timing of product update releases.

         Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 25.1% to $459,000 for the three months ended March 31, 2001 from $367,000 for the three months ended March 31, 2000. The increase in cost of maintenance revenue in absolute dollars was primarily attributable to increased hiring of customer support personnel to provide improved levels of support to a growing installed customer base. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 12.3% for the three months ended March 31, 2001 from 19.6% for the three months ended March 31, 2000. The decrease in the cost of maintenance revenue as a percent of maintenance revenue was primarily due to the increased volume of maintenance renewals in the latter period. We expect that the absolute level of cost of maintenance revenue will grow in the next 12 months to support our growing base of domestic and international customers.

     Operating expenses

         Research and development. Our research and development expenses increased 74.5% to $4.7 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000. The absolute dollar increase in research and development expenses was primarily attributable to an increase in the number of software engineers we employed for the enhancement of existing products and the development of new products. As a percent of total revenue, research and development expenses decreased to 37.2% for the three months ended March 31, 2001 from 46.2% for the three months ended March 31, 2000. The decrease in research and development expenses as a percent of total revenue was primarily related to the increase in total revenue for the three months ended March 31, 2001. We expect to continue to invest in product development activities over the next 12 months.

         Sales and marketing. Our sales and marketing expenses increased 53.4% to $5.5 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to the hiring of additional sales and marketing personnel, increases in commissions due to increased sales, the expansion of our sales offices, particularly in Japan, and increased spending on trade shows. As a percent of total revenue, sales and marketing expenses decreased to 43.8% for the three months ended March 31, 2001 from 61.9% for the three months ended March 31, 2000. The decrease in sales and marketing expenses as a percent of revenue was primarily attributable to the increase in total revenue for the three months ended March 31, 2001. We expect to continue to expand our worldwide direct sales presence, particularly in international locations.

         General and administrative. Our general and administrative expenses increased 83.4% to $1.4 million for the three months ended March 31, 2001 from $766,000 for the three months ended March 31, 2000. The absolute dollar increase in general and administrative expenses was primarily attributable to the hiring of additional finance and operations personnel, an increase in insurance expenses and increased legal, accounting, consulting and other costs associated with being a public company. As a percent of total revenue, general and administrative expenses decreased to 11.2% for the three months ended March 31, 2001 from 13.1% for the three months March 31, 2000. The decrease in general and administrative expenses as a percent of revenue was primarily attributable to the increase in total revenue for the three months ended March 31, 2001.

         Stock-based compensation. Stock-based compensation was $275,000 for the three months ended March 31, 2001 and was related to cost of maintenance and research and development expenses of $142,000, and sales and marketing and general and administrative expenses of $133,000. Stock-based compensation was $189,000 for the three months ended March 31, 2000 and was related to cost of maintenance and research and development expenses of $99,000, and sales and marketing and general and administrative expenses of $90,000. The remaining deferred stock compensation at March 31, 2001 is expected to be amortized as follows: $770,000 for the nine months ending December 31, 2001, $753,000 for the year ending December 31, 2002 and $859,000 for the year ending December 31, 2003 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Other income (expense), net

         We had net other income of $636,000 for the three months ended March 31, 2001 compared to net other expense of $9,000 for the three months ended March 31, 2000. The increase in other income was primarily due to higher interest income on increased cash and investment levels, which were primarily a result of cash proceeds from our initial public offering in October 2000. In addition, we recorded a nonrecurring gain on the sale of long-term investments of approximately $72,000 in the three months ended March 31, 2001.

     Income Tax

         We recorded an income tax provision of $84,000 for the three months ended March 31, 2001 based on an expected tax rate of 10% for the year ending December 31, 2001. This rate is below the federal statutory rate primarily due to the planned utilization of net operating loss carryforwards to offset taxable income. For the three months ended March 31, 2000 we recorded no income tax provision as we incurred a loss for both income tax and financial statement purposes. As of March 31, 2001, we had approximately $10.0 million of federal and $400,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. These net operating loss carryforwards expire beginning in 2012 and 2002, respectively. To date, we have not recognized any benefit from the future use of loss carryforwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50% over a three year period.

Liquidity and Capital Resources

         As of March 31, 2001, we had cash and cash equivalents of $25.6 million, short-term investments of $18.6 million and working capital of $35.8 million.

         Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2001 compared to net cash used of $297,000 for the three months ended March 31, 2000. Cash provided by operating activities for the three months ended March 31, 2001 resulted primarily from net income, a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities for the three months ended March 31, 2000 resulted primarily from a net loss and decreases in accounts payable and accrued liabilities, which were partially offset by a decrease in accounts receivable and an increase in deferred revenue.

         Net cash used in investing activities was $2.7 million for the three months ended March 31, 2001 compared to $221,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, cash used in investing activities was for the purchase of investments as well as new computers, equipment and furniture. These uses of cash were partially offset by proceeds from the sale of long-term investments. For the three months ended March 31, 2000, cash used in investing activities was for the purchase of computers, equipment and furniture. We expect to use approximately $2.0 million of cash to purchase property and equipment during the remainder of 2001.

         Net cash used in financing activities was $112,000 for the three months ended March 31, 2001 compared to net cash provided of $6.4 million for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 was primarily for the repayment of a note payable to a shareholder. Net cash provided by financing activities for the three months ended March 31, 2000 was primarily from the sale of $5.5 million of Series C preferred stock in March 2000 and the exercise of employee stock options.

         As of March 31, 2001, we had $121,000 in fixed term obligations.

         We also have a $3.0 million line of credit with Silicon Valley Bank. The line of credit expires in March 2002 and has an interest rate equal to the prime rate. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of March 31, 2001, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $3.0 million. We are subject to financial ratio and other covenants in connection with this line of credit and were in compliance with the covenants as of March 31, 2001.

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

         We believe that our current cash and investment balances and any cash generated from operations and from current credit facilities will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we have sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted in the three months ended March 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position, since we currently do not invest in derivative instruments or engage in hedging activities.

Factors Affecting Future Operating Results

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

         Since our inception, we have incurred significant net losses, including net losses of $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant research and development, sales and marketing and general and administrative expenses. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

Our sales may be negatively impacted by the recent adverse economic conditions in North America, which could affect our operating results

         We have experienced effects from the recent economic slowdown in North America. For instance, some customers are delaying purchase decisions or requiring additional management approvals prior to issuing purchase orders which have caused an increase in the average sales cycle and have, in particular, affected sales of our higher-priced Certify product. Additionally, we have seen weakness with startup companies as some are going out of business, reducing purchase levels or requesting extended payment terms. All of these trends have affected our business in North America. The slowdown in North America could continue or worsen, and may extend to other geographic regions. A continuation or further decline of current economic conditions or extension of such conditions to other geographic regions would continue to adversely impact our business.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which could cause our stock price to decline

         Our annual rate of revenue growth increased to 90% in 2000 from 65% in 1999. We currently anticipate that we will not exceed or maintain our historical rates of revenue growth in 2001. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, the rate of our revenue growth could decline. In addition, growing competition and our inexperience in selling our products to customers that use ASICs and SoCs could also adversely affect our revenue growth. Our revenue could decline as a result of technological changes that negatively affect the demand for FPGAs, ASICs and SOCs. Any significant decrease in our rate of revenue growth would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

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

         In addition, we expect to experience fluctuations in the sale of licenses for our products due to seasonality. For example, we expect that sales may decline during the summer months, particularly in European markets. We have experienced and anticipate we will continue to experience relatively lower product bookings in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which these capital budgeting and customer purchasing cycle variations and sales incentives may reduce our sales because our recent revenue growth may have largely overshadowed these factors in recent periods.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

         Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 83% of our license revenue in 2000 and 93% of our license revenue in 1999. We expect that the revenue from these products will continue to account for a majority of our license revenue for at least the current fiscal year. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

         . general economic factors including economic slowdowns and recessions, in both domestic and foreign markets

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

         We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. To date, these products have accounted for only a limited portion of our revenue. However, our future growth and profitability will depend on our ability to increase sales of these verification, physical and logic synthesis products. If customers do not accept and widely adopt these products, our operating results will decline.

         We have announced our intent to release the new Certify SC(TM) product and intend to develop a new logic synthesis product for ASIC design, as well as other products that leverage our core capabilities. Developing these products and other required features for the release of new products will require significant investments in research and development. We cannot be certain that our Certify SC product or our entry into the ASIC logic synthesis product market or other new markets will be successful or that our customers will accept and widely adopt these products.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

         We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 76% of our license revenue in the three months ended March 31, 2001, 73% of our license revenue in 2000 and 45% in 1999. If we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance.

If we experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

         We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the product. Given the current economic slowdown, we may experience an increase in the length of our sales cycle. In particular, we have seen a lengthening of sales cycles in North America, especially in the latter part of the quarter ended March 31, 2001. If we experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, a typical customer purchases a small number of licenses and then incrementally increases the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have sufficient historical experience selling our Amplify Physical Optimizer product to determine how the sales cycle for this product will affect our revenue; however, the sales cycle could be longer than we expect and could result in unpredictability in our revenue from quarter to quarter.

Our business depends on continued demand for next generation networking equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for FPGAs, ASICs and SoCs does not continue

         Demand for next generation networking equipment may decrease if internet use declines, the build-out of internet infrastructure or communications networks slows or surplus capacity in existing communications and internet infrastructure develops. Potential consumers of next generation networking equipment, such as communications companies, may use or modify existing types of equipment and never adopt next generation networking equipment. If the business of next generation networking equipment manufacturers does not continue at recent historical levels of growth, or declines, our revenue and business will suffer because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of next generation networking equipment.

The markets for FPGAs, ASICs and SoCs are evolving rapidly and if these markets do not develop and expand as we anticipate, our revenue may not grow because our products may not be needed

         We expect that substantially all of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in next generation networking equipment and other applications. If the role of FPGAs in communications infrastructure equipment and computer networking equipment does not increase as we anticipate, or decreases, our revenue would decline. The FPGA market may not grow if customers choose to use other semiconductors that might be more affordable or available with shorter time to market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs and SoCs in order for our revenue to increase. If demand for our software products were to decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors' assessment that the growth potential for sales of our licenses is limited.

         The markets for FPGAs, ASICs and SoCs are evolving rapidly and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

         . educate potential designers, next generation networking equipment manufacturers and other electronics companies about the benefits of FPGAs, ASICs and SoCs and the use of logic synthesis, physical synthesis and verification products to design them;

         . establish and maintain relationships with leading FPGA manufacturers, electronic equipment designers, next generation networking equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers; and

         . predict and base our products on technology that ultimately becomes industry standard.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline

         We believe that our success in penetrating our target markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has recently begun selling a synthesis product that could be competitive with our Synplify product. These manufacturers may adversely impact the price of our products through the expansion of their distribution of our competitors' products. Either of these developments could harm our business and financial prospects.

Sales of FPGA components may be harmed due to natural disasters or political unrest and as a result, sales of our products may decline if events occur that limit the ability of FPGA manufacturers to manufacture and ship their products

         We believe that a majority of all FPGA components is produced in Taiwan by foundry partners of leading FPGA manufacturers. These foundry and manufacturing activities are located in areas that have been seismically active, as demonstrated by the earthquakes that occurred in Taiwan during the fall of 1999. If a major earthquake affecting key FPGA manufacturing locations occurs in the future, leading FPGA manufacturers' operations may be disrupted. In addition, tensions between the governments of Taiwan and the People's Republic of China could disrupt operations of FPGA manufacturers' foundry partners if military conflict were to occur between the People's Republic of China and Taiwan, a state of emergency were declared in Taiwan or civil unrest were to erupt in Taiwan. These types of disruptions could result in FPGA manufacturers' inability to ship products in a timely manner, and, as a result, demand for our products may be reduced and our business would suffer.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and result in lost revenue, any of which could substantially harm our business and results of operations.

Our success depends on the continued growth of the internet, which could be impeded by, among other things, declining use or increased government regulation

         Our success depends on the internet infrastructure semiconductor industry, which in turn depends on increased use of the internet for e-commerce and other commercial and personal activities. Consumers and businesses may choose not to use the internet for a number of reasons, including: internet access costs; inconsistent service quality; unavailability of cost-effective, high-speed service; perceived security risks such as a lack of confidence in encryption technology; and privacy concerns. In addition, governmental agencies and legislators may respond to these or other concerns about the internet with laws and regulations covering issues such as user privacy or security, obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. Such legislation or rule making could dampen the growth in internet use generally and decrease the acceptance of the internet as a commercial medium. If use of the internet decreases, some of our customers may experience slower or negative growth in demand for their products, which could impact their purchases of our software products and reduce our operating results.

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

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

         We rely on semiconductor distributor Insight Electronics LLC to refer customers to us, which results in a portion of our license sales in North America. The majority of our sales outside North America as well as Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 21% of our total revenue in 2000 and 28% of our total revenue in 1999. If we fail to sell our products through our existing channel partners or directly, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

Our expansion to international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales

         In order to significantly penetrate international markets, we plan to increase our direct international sales presence. We may also expand the number of channel partners who sell our products. In the past, we have relied primarily on international channel partners and have only recently begun to significantly employ direct sales personnel outside of the United States. As we increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenue. If we rely on channel partners, our exposure to the risks described above may increase. If we expand our direct and indirect international selling efforts successfully, our efforts may not create or increase international market demand for our products. Even if we increase our international sales, we may not realize corresponding growth in operating margins due to the higher costs of these sales. Our revenue outside North America represented approximately 21% of our total revenue in the three months ended March 31, 2001 and in 2000 and approximately 20% of our total revenue in 1999.

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

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors' products

         Large semiconductor design software vendors, such as Cadence Design Systems, Inc., Mentor Graphics or Synopsys, may also acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, Cadence acquired CadMOS Design Technology, Inc., a design tools firm, in February 2001. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products' intellectual property rights because we do not have a patent portfolio, and other vendors could challenge our intellectual property rights

         Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have filed only eight patent applications, one of which was issued in January 2001. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

Our recent growth has placed a significant strain on our management systems and resources, and we may be unable to effectively control our costs and implement our business strategies as a result

         As we continue to increase the scope of our operations, our headcount has grown substantially. Our total number of employees increased to 238 as of March 31, 2001 from 210 as of December 31, 2000 and 140 as of December 31, 1999. Our productivity and the quality of our products may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

         We may be unable to attract, assimilate or retain highly qualified software engineers and other research and development employees. There are a limited number of qualified engineers in our industry, and there is competition for such individuals. If we fail to attract, motivate and retain these engineers, we may be unable to complete development of our products or meet the demands of our customers in a timely manner and our business would suffer.

         We are subject to employer payroll taxes when employees in certain foreign countries exercise stock options or purchase shares under our employee plans. These payroll taxes are assessed on the gain, which is the difference between the common stock price on the date of exercise or purchase and the exercise or purchase price. The tax rate varies depending upon the employees' taxing jurisdiction and the amount of other earnings by the employee. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

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

We rely on the services of our founders and other key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace

         Our products and technologies are complex and we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, and our existing engineering personnel, especially Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder, and Robert Erickson, our Vice President of Engineering. The loss of any of our key employees could adversely affect our business and slow our product development process. Although we maintain key person life insurance on Mr. McElvain, we do not maintain key person life insurance on any of our other employees and the amount of the policy on Mr. McElvain may be inadequate to compensate us for his loss.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate a significant level of revenue from those foreign markets

         Customers outside North America accounted for approximately $2.7 million of our total revenue in the three months ended March 31, 2001, $7.1 million of our total revenue in 2000 and $3.6 million of our total revenue in 1999. Although international sales represented approximately 21% of our total revenue in the three months ended March 31, 2001, the absolute dollar amount of our international sales was relatively small and must grow substantially in order for us to maintain profitability. We plan to increase our international sales activities, but we have limited experience marketing and directly selling our products internationally.

         We have sales offices in France, Germany, India, Israel, Japan and the United Kingdom. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, on January 1, 2001, we began direct sales to our customers in Japan in yen and expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

         . potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding taxes;

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe are desirable

         As of March 31, 2001, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 67% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe is desirable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside North America was approximately 21% of our total revenues in the three months ended March 31, 2001 and in 2000 and 20% of our total revenue in 1999. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders' equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

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

As of March 31, 2001, our cash equivalents consisted primarily of money market funds, commercial paper and U.S. government agency notes, and our short-term investments consisted primarily of corporate notes and U.S. government agency notes.


PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SYNPLICITY, INC.

         May 11, 2001

                                   By: /s/ Bernard Aronson
                                       -----------------------------------------
                                          Bernard Aronson
                                          Chief Executive Officer, President and
                                          Director (Principal Executive Officer)

         May 11, 2001

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