Form 10-Q
period 2001-06-30
SYNPLICITY INC
filed 2001-08-10
CIK 1027362

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
    ---

As of July 19, 2001, the registrant had 24,741,198 shares of common stock outstanding.

                                SYNPLICITY, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                        PAGE NO.
-------   -------------------------------------------------------------------------------------------  --------
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000............         3

          Condensed Consolidated Statements of Operations for the three and six months
           ended June 30, 2001 and 2000..............................................................         4

          Condensed Consolidated Statements of Cash Flows for the six months ended June
           30, 2001 and 2000.........................................................................         5

          Notes to Condensed Consolidated Financial Statements.......................................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................................        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................        26

PART II.  OTHER INFORMATION
--------  -------------------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders........................................        26

Item 6.   Exhibits and Reports on Form 8-K...........................................................        27

SIGNATURES...........................................................................................        28

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                SYNPLICITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                           June 30,       December 31,
                                                                                             2001             2000
                                                                                          ----------      ------------
                                                                                         (unaudited)
Assets:
Current assets:
   Cash and cash equivalents....................................................          $   22,462       $   24,452
   Short-term investments.......................................................              25,305           12,083
   Accounts receivable, net.....................................................               4,794            6,479
   Other current assets.........................................................                 425            1,114
                                                                                          ----------       ----------
      Total current assets......................................................              52,986           44,128
Long-term investments...........................................................                   -            4,688
Property and equipment, net.....................................................               3,468            2,466
Other assets....................................................................                 718              681
                                                                                          ----------       ----------
          Total assets..........................................................          $   57,172       $   51,963
                                                                                          ==========       ==========

Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable and accrued liabilities.....................................          $    3,379       $    3,274
   Accrued compensation.........................................................               1,764            2,345
   Deferred revenue.............................................................              10,640            7,782
   Current portion of long-term debt............................................                  65               75
                                                                                          ----------       ----------
      Total current liabilities.................................................              15,848           13,476
Long-term note payable to shareholder...........................................                   -              125
Long-term debt..................................................................                  56               71
Commitments
Shareholders' equity:
   Common stock.................................................................              52,887           51,388
   Additional paid-in capital...................................................               3,838            3,838
   Notes receivable from shareholders...........................................                (441)            (468)
   Deferred stock-based compensation............................................              (2,112)          (2,657)
   Accumulated deficit..........................................................             (12,956)         (13,810)
   Accumulated other comprehensive income.......................................                  52                -
                                                                                          ----------       ----------
      Total shareholders' equity................................................              41,268           38,291
                                                                                          ----------       ----------
          Total liabilities and shareholders' equity............................          $   57,172       $   51,963
                                                                                          ==========       ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)

                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                            --------------------------------     -------------------------------
                                                                 2001               2000              2001              2000
                                                            --------------     -------------     -------------      ------------
Revenue:
License................................................     $        8,287     $       5,807     $      17,166      $      9,754
Maintenance............................................              4,188             2,231             7,909             4,106
                                                            --------------     -------------     -------------      ------------
     Total revenue.....................................             12,475             8,038            25,075            13,860
Cost of revenue:
Cost of license........................................                 55                34                98                82
Cost of maintenance....................................                491               324               950               691
                                                            --------------     -------------     -------------      ------------
     Total cost of revenue.............................                546               358             1,048               773
                                                            --------------     -------------     -------------      ------------
Gross profit...........................................             11,929             7,680            24,027            13,087
Operating expenses:
Research and development...............................              4,943             3,037             9,631             5,724
Sales and marketing....................................              5,651             4,737            11,177             8,340
General and administrative.............................              1,391               775             2,796             1,541
Stock-based compensation (1)...........................                270               197               545               386
                                                            --------------     -------------     -------------      ------------
     Total operating expenses..........................             12,255             8,746            24,149            15,991
                                                            --------------     -------------     -------------      ------------
Loss from operations...................................               (326)           (1,066)             (122)           (2,904)
Interest income........................................                520               114             1,170               139
Interest expense.......................................                (16)              (28)              (30)              (62)
                                                            --------------     -------------     -------------      ------------
Income (loss) before income taxes......................     $          178     $        (980)    $       1,018      $     (2,827)
Provision for income tax...............................                (80)                -              (164)                -
                                                            --------------     -------------     -------------      ------------
Net income (loss)......................................     $           98     $        (980)    $         854      $     (2,827)
                                                            ==============     =============     =============      ============
Basic earnings per share:
     Basic net income (loss) per common share..........     $            -     $       (0.07)    $        0.04      $      (0.20)
                                                            ==============     =============     =============      ============
     Shares used in per share calculation..............             24,306            13,975            24,129            13,820
                                                            ==============     =============     =============      ============
Diluted net income (loss) per common share:
     Diluted net income (loss) per common share........     $            -     $       (0.07)    $        0.03      $      (0.20)
                                                            ==============     =============     =============      ============
     Shares used in per share calculation..............             27,674            13,975            27,526            13,820
                                                            ==============     =============     =============      ============

(1) Amortization of deferred stock-based compensation relates to the following:

                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                            --------------------------------     -------------------------------
                                                                 2001               2000              2001              2000
                                                            --------------     -------------     -------------      ------------
Cost of maintenance....................................     $            9     $           5     $          18      $         10
Research and development...............................                131                97               264               191
Sales and marketing....................................                120                81               243               159
General and administrative.............................                 10                14                20                26
                                                            --------------     -------------     -------------      ------------
     Total.............................................     $          270     $         197     $         545      $        386
                                                            ==============     =============     =============      ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (unaudited)

                                                                                                 Six Months Ended June 30,
                                                                                              --------------------------------
                                                                                                    2001            2000
                                                                                              ---------------- --------------
Operating activities
Net income (loss)................................................................              $         854   $    (2,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Depreciation....................................................................                        754           527
 Amortization of deferred stock-based compensation...............................                        545           386
 Gain on sale of long-term investments...........................................                        (72)            -
 Changes in operating assets and liabilities:
    Accounts receivable..........................................................                      1,685         1,041
    Other current assets.........................................................                        689          (234)
    Other assets.................................................................                        (37)          (69)
    Accounts payable and accrued liabilities.....................................                        105          (396)
    Accrued compensation.........................................................                       (581)          876
    Deferred revenue.............................................................                      2,858           402
                                                                                               -------------   -----------
       Net cash provided by (used in) operating activities.......................                      6,800          (294)
                                                                                               -------------   -----------
Investing activities
Purchases of property and equipment..............................................                     (1,756)         (542)
Purchases of short-term investments..............................................                    (23,696)            -
Purchases of long-term investments...............................................                     (1,418)            -
Maturities of short-term investments.............................................                     10,500             -
Proceeds from sale of long-term investments......................................                      6,178             -
                                                                                               -------------   -----------
       Net cash used in investing activities.....................................                    (10,192)         (542)
                                                                                               -------------   -----------
Financing activities
Borrowing under revolving line of credit.........................................                          -         2,000
Repayment of revolving line of credit............................................                          -        (2,000)
Proceeds from long-term debt.....................................................                          -           201
Payments on long-term debt.......................................................                        (25)         (270)
Proceeds from sale of common stock...............................................                      1,499         1,040
Proceeds from issuance of preferred stock........................................                          -         5,480
Repayment of long-term debt to shareholder.......................................                       (125)            -
Payments received on notes receivable from shareholders..........................                         27             -
                                                                                               -------------   -----------
       Net cash provided by financing activities.................................                      1,376         6,451
Effect of exchange rate changes on cash..........................................                         26             -
                                                                                               -------------   -----------
Net increase (decrease) in cash and cash equivalents.............................                     (1,990)        5,615
Cash and cash equivalents at beginning of period.................................                     24,452         2,633
                                                                                               -------------   -----------
Cash and cash equivalents at end of period.......................................              $      22,462   $     8,248
                                                                                               =============   ===========
Supplemental disclosure of cash flow information
Cash paid for interest...........................................................              $          29   $        71
                                                                                               =============   ===========
Cash paid for taxes..............................................................              $         142   $         -
                                                                                               =============   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SYNPLICITY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 1. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2001 and the statements of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2000 and 2001 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2000 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the United States dollar, with the exception of Japan. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. For our foreign subsidiaries for which the U.S. dollar is the functional currency, monetary assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate. Property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations. For our Japanese subsidiary, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, and equity balances denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in shareholders' equity. To date, we have not entered into foreign currency forward exchange contracts.

Revenue Recognition

We primarily sell perpetual licenses to use our software products and sell related maintenance services. For each sale, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed and determinable, collection of the fee is probable based on completed credit review procedures and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Revenue on arrangements with extended payment terms, which have met all other required revenue recognition criteria, are recognized as payments become due. Sales to all distributors and resellers are recognized by us when the distributor or reseller has resold the product to an end user.

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

We also sell time-based licenses for specified periods of time. License and maintenance revenue from time-based licenses are recognized ratably over the period of the license as vendor specific objective evidence of fair value of maintenance is not established, since maintenance for these licenses is not priced or offered separately. In addition, we have also provided a limited feature version of one of our products to certain field programmable gate array ("FPGA") manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. License and maintenance revenue on these arrangements are also recognized ratably over the period of each arrangement, as we do not have vendor specific objective evidence of fair value of maintenance, since maintenance for these arrangements is not priced or offered separately.

Segment Information

We operate in one segment, the development and licensing of software products which are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the U.S., and in Europe, Japan and Asia Pacific, which comprise international activities.

Note 2. Financial Instruments

Available-for-sale securities consist of the following at June 30, 2001 (in thousands):

Cash equivalents:
   Money market funds...................................   $   3,328
   U.S. government agency notes.........................      13,410
   Commercial paper.....................................       3,283
                                                           ---------
     Total cash equivalents.............................   $  20,021
                                                           =========

Short-term investments:
   U.S. government agency notes.........................   $  19,082
   Commercial paper.....................................       6,223
                                                           ---------
     Total short-term investments.......................   $  25,305
                                                           =========

Note 3. Net Income (Loss) Per Common Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options and warrants to purchase common stock, if dilutive (using the treasury stock method). There is no difference between our basic and diluted net loss per share for the three and six months ended June 30, 2000, as we incurred a net loss for those periods.

The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                                        Three Months Ended    Six Months Ended
                                                                             June 30,             June 30,
                                                                       --------------------  -------------------
                                                                          2001        2000      2001       2000
                                                                       --------------------  -------------------
Net income (loss)..................................................    $    98    $   (980)  $   854    $(2,827)
                                                                       =======    ========   =======    =======
Basic weighted-average shares:
   Weighted-average shares of common stock outstanding.............     24,539      14,822    24,409     14,673
   Less: weighted-average shares subject to repurchase.............       (233)       (847)     (280)      (854)
                                                                       -------    --------   -------    -------
   Weighted-average shares used in computing basic net income
    (loss) per share...............................................     24,306      13,975    24,129     13,820
                                                                       =======    ========   =======    =======
Basic net income (loss) per common share...........................    $     -    $  (0.07)  $  0.04    $ (0.20)
                                                                       =======    ========   =======    =======
Diluted weighted-average shares:
   Shares used above...............................................     24,306      13,975    24,129     13,820
   Add back: weighted-average shares subject to repurchase..........       233           -       280          -
   Effect of dilutive securities:
     Stock options..................................................     3,125           -     3,107          -
     Warrants.......................................................        10           -        10          -
                                                                       -------    --------   -------    -------
   Weighted-average shares used in computing diluted
    net income (loss) per share.....................................    27,674      13,975    27,526     13,820
                                                                       =======    ========   =======    =======
Diluted net income (loss) per common share..........................   $     -    $  (0.07)  $  0.03    $ (0.20)
                                                                       =======    ========   =======    =======

We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss per share for the three and six months ended June 30, 2000, in the amounts of 4,001,693 and 4,000,063 shares, respectively, because all such securities were antidilutive. Weighted average options outstanding to purchase 177,466 and 269,363 shares of common stock for the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted net income per share because the effect would be antidilutive. All such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three and six months ended June 30, 2000, our comprehensive loss was the same as net loss as there were no adjustments reported in shareholders' equity which were to be included in the computation. For the three and six months ended June 30, 2001, the components of comprehensive income are as follows (in thousands):

                                                                                Three Months         Six Months
                                                                                ------------         ----------
                                                                                      Ended June 30, 2001
                                                                            --------------------------------------
Net Income...........................................................       $              98      $           854
Foreign currency translation adjustments.............................                      (6)                  26
Net change in unrealized gain (loss) on investments..................                     (20)                  26
                                                                            -----------------      ---------------
Comprehensive income.................................................       $              72      $           906
                                                                            =================      ===============

Note 5. Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

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

Results of Operations

     We operate in one segment, the development and licensing of software products which are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the U.S., and in Europe, Japan and Asia Pacific, which comprise international activities. Our products include: our Synplify(R) product, an FPGA logic synthesis product; our HDL Analyst(R) product, a complementary product to the Synplify solution which provides graphical representation and design analysis; our Certify(TM) product, an application specific integrated circuit ("ASIC") and system-on-a-chip ("SoC") verification product; our Amplify(TM) Physical Optimizer(TM) product, which we believe is the only physical synthesis product for FPGAs; our Synplify Pro(TM) product, an advanced FPGA logic synthesis product; our Certify SC(TM) product, a tool aimed at ASIC and intellectual property prototyping on a single FPGA; and our Synplify ASIC(TM) product, a timing-driven ASIC synthesis product optimized to improve productivity for the majority of ASIC designers.

     The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.


                                                      Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,
                                                   -------------------------         -----------------------
                                                     2001              2000            2001            2000
                                                   -------          --------         -------        --------
Revenue:
 License.................................             66.4%             72.2%           68.5%           70.4%
 Maintenance.............................             33.6              27.8            31.5            29.6
                                                   -------          --------         -------        --------
   Total revenue.........................            100.0             100.0           100.0           100.0
Cost of revenue:
 Cost of license.........................              0.5               0.4             0.4             0.6
 Cost of maintenance.....................              3.9               4.1             3.8             5.0
                                                   -------          --------         -------        --------
   Total cost of revenue.................              4.4               4.5             4.2             5.6
                                                   -------          --------         -------        --------
Gross margin.............................             95.6              95.5            95.8            94.4
Operating expenses:
 Research and development................             39.6              37.8            38.4            41.3

 Sales and marketing.....................             45.3              58.9            44.6            60.2
 General and administrative..............             11.1               9.6            11.1            11.1
 Stock-based compensation................              2.2               2.5             2.2             2.8
                                                   -------          --------         -------        --------
   Total operating expenses..............             98.2             108.8            96.3           115.4
                                                   -------          --------         -------        --------
Loss from operations.....................             (2.6)            (13.3)           (0.5)          (21.0)
Other income, net........................              4.0               1.1             4.6             0.6
                                                   -------          --------         -------        --------
Income (loss) before income taxes........              1.4             (12.2)            4.1            20.4
Provision for income taxes...............              0.6                 -             0.7               -
                                                   -------          --------         -------        --------
Net income (loss)........................              0.8%           (12.2)%            3.4%         (20.4)%
                                                   =======          ========         =======        ========

Three and Six Months Ended June 30, 2001 and 2000

  Total revenue

     We primarily sell perpetual licenses to use our software products and also sell related maintenance services, therefore our revenue consists of license and maintenance revenue. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue.

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

     We also sell time-based licenses for specified periods of time. License and maintenance revenue from time-based licenses are recognized ratably over the period of the license as vendor specific objective evidence of fair value of maintenance is not established, since maintenance for these licenses is not priced or offered separately. In addition, we have also provided a limited feature version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. License and maintenance revenue on these arrangements are also recognized ratably over the period of each arrangement, as we do not have vendor specific objective evidence of fair value of maintenance, since maintenance for these arrangements is not priced or offered separately.

     Total revenue increased by 55.2% to $12.5 million for the three months ended June 30, 2001 from $8.0 million for the three months ended June 30, 2000. Total revenue increased by 80.9% to $25.1 million for the six months ended June 30, 2001 from $13.9 million for the six months ended June 30, 2000. These increases were primarily attributable to an increase in sales to our existing customers resulting in substantial growth in license and maintenance revenue, an increase in our customer base and the release of new products which began contributing to revenue in the second quarter of 2000. We expect that for the remaining quarters in 2001, we will not maintain such historical rates of revenue growth.

     License revenue. License revenue increased by 42.7% to $8.3 million for the three months ended June 30, 2001 from $5.8 million for the three months ended June 30, 2000. License revenue increased by 76.0% to $17.2 million for the six months ended June 30, 2001 from $9.8 million for the six months ended June 30, 2000. These increases were primarily due to the introduction of our Amplify and Synplify Pro products which began contributing to revenue in the second quarter of 2000.

     Maintenance revenue. Maintenance revenue increased by 87.7% to $4.2 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. Maintenance revenue increased by 92.6% to $7.9 million for the six months ended June 30, 2001 from $4.1 million for the six months ended June 30, 2000. These increases were attributable to both the increase in license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

  Cost of revenue

     Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Cost of license revenue increased 61.8% to $55,000 for the three months ended June 30, 2001 from $34,000 for the three months ended June 30, 2000. Cost of license revenue increased 19.5% to $98,000 for the six months ended June 30, 2001 from $82,000 for the six months ended June 30, 2000. Higher costs were incurred in 2001 due to higher license revenues. As a percent of license revenue, cost of license revenue increased to 0.7% for the three months ended June 30, 2001 from 0.6% for the same period in 2000. This increase was due to new product costs increasing at a higher rate than revenue. As a percent of license revenue, cost of license revenue decreased to 0.6% for the six months ended June 30, 2001 from 0.8% for the same period in 2000. This decrease was primarily due to savings achieved in software documentation and shipping costs. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will vary over the remainder of 2001 based on the timing of new product introductions and the timing of product update releases.

     Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 51.5% to $491,000 for the three months ended June 30, 2001 from $324,000 for the three months ended June 30, 2000. Cost of maintenance revenue increased 37.5% to $950,000 for the six months ended June 30, 2001 from $691,000 for the six months ended June 30, 2000. These increases were primarily caused by the hiring of additional customer support personnel to provide improved levels of support to a growing installed customer base. We expect that the cost of maintenance revenue in dollars will not continue to grow at such rates during the remainder of 2001. As a percent of maintenance revenue, cost of maintenance revenue decreased to 11.7% for the three months ended June 30, 2001 from 14.5% for the same period in 2000. As a percent of maintenance revenue, cost of maintenance revenue decreased to 12.0% for the six months ended June 30, 2001 from 16.8% for the same period in 2000. These decreases were primarily due to the increased volume of maintenance renewals in the latter periods.

  Operating expenses

     Research and development. Research and development expenses increased 62.8% to $4.9 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. Research and development expenses increased 68.3% to $9.6 million for the six months ended June 30, 2001 from $5.7 million for the six months ended June 30, 2000. These increases in research and development expenses were primarily attributable to an increase in the number of software engineers we employed for the enhancement of existing products and the development of new products. As a percent of total revenue, research and development expenses increased to 39.6% for the three months ended June 30, 2001 from 37.8% for the same period in 2000 due to engineering personnel costs increasing at a higher rate than revenue. As a percent of total revenue, research and development expenses decreased to 38.4% for the six months ended June 30, 2001 from 41.3% for the same period in 2000, primarily due to the increase in total revenue for the six months ended June 30, 2001. We expect to continue to invest in product development activities over the remainder of 2001, but at a lower rate, by hiring for only key positions.

     Sales and marketing. Sales and marketing expenses increased 19.3% to $5.7 million for the three months ended June 30, 2001 from $4.7 million for the three months ended June 30, 2000. Sales and marketing expenses increased 34.0% to $11.2 million for the six months ended June 30, 2001 from $8.3 million for the six months ended June 30, 2000. These increases were primarily due to the hiring of additional sales and marketing personnel, the expansion of our sales offices, particularly in Japan, and increased spending on trade shows, partially offset by lower advertising activities. As a percent of total revenue, sales and marketing expenses decreased to 45.3% for the three months ended June 30, 2001 from 58.9% for the same period in 2000. As a percent of total revenue, sales and marketing expenses decreased to 44.6% for the six months ended June 30, 2001 from 60.2% for the same period in 2000. These decreases were primarily attributable to the increase in total revenue. We expect to continue to expand our worldwide direct sales presence over the remainder of 2001, although not at rates we've experienced previously, focusing on international locations.

     General and administrative. General and administrative expenses increased 79.5% to $1.4 million for the three months ended June 30, 2001 from $775,000 for the three months ended June 30, 2000. General and administrative expenses increased 81.4% to $2.8 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. These increases were mainly the result of hiring additional finance and operations personnel, increased insurance expenses and increased legal, accounting, consulting and other costs associated with being a public company. As a percent of total revenue, general and administrative expenses increased to 11.2% for the three months ended June 30, 2001 from 9.6% for the same period in 2000. As a percent of total revenue, general and administrative expenses increased to 11.2% for the six months ended June 30, 2001 from 11.1% for the same period in 2000. These increases were primarily due to higher general and administrative costs incurred as a public company.

     Stock-based compensation. Stock-based compensation was $270,000 for the three months ended June 30, 2001 and $197,000 for the three months ended June
30, 2000.   Stock-based compensation was $545,000 for the six months ended June
30, 2001 and $386,000 for the six months ended June 30, 2000.   The remaining
deferred stock compensation at June 30, 2001 is expected to be amortized as follows: $500,000 for the six months ending December 31, 2001, $753,000 for the year ending December 31, 2002 and $859,000 for the year ending December 31, 2003 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

  Other income (expense), net

     We had net other income of $504,000 for the three months ended June 30, 2001 compared to $86,000 for the same period in 2000. We had net other income of $1.1 million for the six months ended June 30, 2001 compared to $77,000 for the same period in 2000. These increases were primarily due to higher interest income on increased cash and investment levels, which were a result of cash proceeds from our initial public offering in October 2000, as well as cash generated from operations. In addition, we recorded a nonrecurring gain on the sale of long-term investments of approximately $72,000 in the six months ended June 30, 2001.

  Income Tax

     We recorded an income tax provision of $80,000 for the three months ended June 30, 2001 and $164,000 for the six months ended June 30, 2001, which were primarily due to estimated foreign taxes calculated on year to date income. For the three and six months ended June 30, 2000 we recorded no income tax provision as we incurred a loss for both income tax and financial statement purposes.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash and cash equivalents of $22.5 million, short-term investments of $25.3 million and working capital of $37.1 million.

     Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2001 compared to net cash used of $294,000 for the same period in 2000. Cash provided by operating activities for the six months ended June 30, 2001 resulted primarily from net income, a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities for the six months ended June 30, 2000 resulted primarily from a net loss, which was partially offset by a decrease in accounts receivable and an increase in accrued compensation.

     Net cash used in investing activities was $10.2 million for the six months ended June 30, 2001 compared to $542,000 for the same period in 2000. For the six months ended June 30, 2001, cash used in investing activities was for the purchase of short-term investments as well as new computers and equipment. These uses of cash were partially offset by maturities of short-term investments. For the six months ended June 30, 2000, cash used in investing activities was for the purchase of computers, equipment and furniture.

     Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2001 compared to $6.5 million for the same period in 2000. Net cash provided by financing activities for the six months ended June 30, 2001 was primarily from the exercise of stock options by employees. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily from the sale of $5.5 million of Series C preferred stock in March 2000 and the exercise of employee stock options.

     As of June 30, 2001, we had $121,000 in fixed term obligations.

     We also have a $3.0 million line of credit with Silicon Valley Bank. The line of credit expires in March 2002 and has an interest rate equal to the prime rate. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of June 30, 2001, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $3.0 million. We are subject to financial ratio and other covenants in connection with this line of credit and were in compliance with the covenants as of June 30, 2001.

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

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position, since we currently do not invest in derivative instruments or engage in hedging activities.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.


Factors Affecting Future Operating Results

We have a history of losses and may experience losses in the future, which could result in the decline in the market price of our common stock

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

     . develop additional logic synthesis, physical synthesis or verification products;

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

Our sales and operating results have been, and may continue to be, negatively impacted by the recent adverse economic conditions in North America, as well as certain regions outside of North America

       We have experienced negative effects from the recent economic slowdown in North America. We have seen delayed purchase orders and stalled management approvals which have caused an increase in the average sales cycle, and customers have cancelled internal projects and orders with us. Additionally, we have seen weakness with startup companies due to shutdowns, fewer new financings being completed and existing companies conserving financial resources. While these conditions affected mainly networking and communications companies, we have seen these conditions spread to the broader base of our North American customers including systems companies and integrated circuit companies. All of these trends have affected our business in North America, and to some extent, our business in Europe and other international locations and have resulted in a lower level of demand for all of our products. This slowdown could continue or worsen, and may further extend to other geographic regions. A continuation or further decline of current economic conditions, or extension of such conditions to other geographic regions, would continue to adversely impact our business.

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

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, or revenues could decline, which could cause our stock price to decline

     Our annual rate of revenue growth increased to 90% in 2000 from 65% in 1999. We anticipate that we will not maintain our historical rates of revenue growth in 2001. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, our revenue growth could be negatively affected. In addition, growing competition and our inexperience in selling our products to customers that use ASICs and SoCs could also adversely affect our revenue growth. Our revenue could decline as a result of technological changes that negatively affect the demand for FPGAs, ASICs and SOCs. Our revenue could continue to be negatively impacted by the recent economic slowdown. Any significant decrease in our rate of revenue growth, or a decline in revenues, would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

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

     . general economic factors including economic slowdowns and recessions, in both dometic and foreign markets;

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

We may not succeed in developing and marketing new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

     We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. Developing new products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to successfully develop and market new products, our operating results will decline.

     We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. We will need to continue to increase sales of these newer products in order to grow our revenue and profitability. This year, we introduced our Certify SC product in May and our Synplify ASIC product in June. We expect that these products will begin contributing to revenue in the second half of this year. Developing new products and new features for existing products will require significant investments in research and development. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products. We cannot be certain that our Certify SC product or our entry into the ASIC logic synthesis product market or other new markets will be successful or that our customers will accept and widely adopt these products. If customers do not accept and widely adopt such newly introduced products, our operating results will decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

     We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 76% of our license revenue in the three months ended June 30, 2001, 73% of our license revenue in 2000 and 45% in 1999. If we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance.

If we continue to experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

     We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the product. Given the current economic slowdown, we have experienced an increase in the length of our sales cycle. In particular, we have seen a lengthening of sales cycles in North America, and to some extent, Europe. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, a typical customer purchases a small number of licenses and then incrementally increases the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have sufficient historical experience selling our Amplify Physical Optimizer, Certify SC and Synplify ASIC products to determine how the sales cycles for these products will affect our revenue; however, the sales cycles could be longer than we expect and could result in unpredictability in our revenue from quarter to quarter.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline

     We believe that our success in penetrating our target markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has begun selling a synthesis product that could become competitive with our Synplify and Amplify products. These manufacturers may adversely impact the price of our products through the expansion of their distribution of our competitors' products. Either of these developments could harm our business and financial prospects.

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

If we do not continue to expand our sales force to increase sales of our products, our revenue may not grow

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

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

     We rely on semiconductor distributors Insight Electronics LLC and Wyle Electronics to refer customers to us, which results in a portion of our license sales in North America. The majority of our sales outside North America as well as Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 21% of our total revenue in 2000 and 28% of our total revenue in 1999. If we fail to sell our products through our existing channel partners or directly, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

Our expansion to international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales

     In order to significantly penetrate international markets, we plan to increase our direct international sales presence. We may also expand the number of channel partners who sell our products. In the past, we have relied primarily on international channel partners and have only recently begun to significantly employ direct sales personnel outside of the United States. As we increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenue. If we rely on channel partners, our exposure to the risks described above may increase. If we expand our direct and indirect international selling efforts successfully, our efforts may not create or increase international market demand for our products. Even if we increase our international sales, we may not realize corresponding growth in operating margins due to the higher costs of these sales. Our revenue outside North America represented approximately 21% of our total revenue in the three and six months ended June 30, 2001 and in 2000, and approximately 20% of our total revenue in 1999.

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

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs as a result of their greater financial resources and distribution channels, which could cause our sales to decline

     We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality that we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unsaleable. Even if our competitors' standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

We may not be able to preserve the value of our products' intellectual property rights because we do not have a patent portfolio, and other vendors could challenge our intellectual property rights

     Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have only recently commenced a patent program and to date have filed only nine patent applications, one of which was issued in January 2001. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

Our recent growth has placed a significant strain on our management systems and resources, and we may be unable to effectively control our costs and implement our business strategies as a result

     As we continue to increase the scope of our operations, our headcount has grown substantially. Our total number of employees increased to 255 as of June 30, 2001 from 210 as of December 31, 2000 and 140 as of December 31, 1999. Our productivity and the quality of our products may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate a significant level of revenue from those foreign markets

     Customers outside North America accounted for approximately $2.6 million of our total revenue in the three months ended June 30, 2001, $5.2 million of our total revenue in the six months ended June 30, 2001, $7.1 million of our total revenue in 2000 and $3.6 million of our total revenue in 1999. Although international sales represented approximately 21% of our total revenue in the three and six months ended June 30, 2001, the dollar amount of our international sales was relatively small and must grow substantially in order for us to maintain profitability. We plan to increase our international sales activities, but we have limited experience marketing and directly selling our products internationally. In the second quarter of 2001, we started seeing a slowdown of orders in Europe and other international locations. A continuation or further decline in these economic conditions, or an extension of such conditions to more international locations, would adversely impact our business.

     We have sales offices in France, Germany, India, Israel, Japan, Korea and the United Kingdom. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, on January 1, 2001, we began direct sales to our customers in Japan in yen and expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

     As of June 30, 2001, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 58% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

The provisions of our charter documents may inhibit potential acquisition bids that a shareholder may believe to be desirable, and the market price of our common stock may decline as a result

     Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our shareholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our shareholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other shareholders. We have no current plans to issue any shares of preferred stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside North America was approximately 21% of our total revenues in the three and six months ended June 30, 2001 and in 2000, and 20% of our total revenue in 1999. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders' equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

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

As of June 30, 2001, our cash equivalents consisted primarily of money market funds, commercial paper and U.S. government agency notes, and our short-term investments consisted primarily of commercial paper and U.S. government agency notes.

PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 7, 2001 in Sunnyvale, California. Three proposals were submitted to the shareholders for action or approval and the following are the results.

Proposal I - The following individuals were elected as directors:

                       Total Vote for           Total Vote Withheld
Name                   Each Director            From Each Director
----                   --------------           -------------------

Bernard Aronson        18,133,961               877,713
Prabhu Goel            18,902,674               109,000
Kevin Hall             18,903,674               108,000
Kenneth McElvain       18,133,961               877,713
Scott Stallard         18,903,674               108,000
Alisa Yaffa            18,132,961               878,713

Proposal II - The shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001.

For                 Against                  Abstain
---                 -------                  -------
19,007,274          0                        4,400


Proposal III - The shareholders approved a proposal to ratify the terms of the 2000 Stock Option Plan.

For                 Against                  Abstain
---                 -------                  -------
18,095,944          886,503                  29,227


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNPLICITY, INC.



     August 10, 2001            By: /s/ Bernard Aronson
                                   ---------------------------------------------
                                        Bernard Aronson
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)


     August 10, 2001            By: /s/ Douglas S. Miller
                                    --------------------------------------------
                                        Douglas S. Miller
                                        Vice President of Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)