Form 10-K405
period 2001-12-31
SYNPLICITY INC
filed 2002-03-22
CIK 1027362

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission file number: 000-31545

                               -----------------

                               SYNPLICITY, INC.
            (Exact name of registrant as specified in its charter)

                 California                         77-0368779
        (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)        Identification Number)

             935 Stewart Drive,
           Sunnyvale, California                      94085
      (Address of Principal Executive               (Zip Code)
                  Offices)

      Registrant's telephone number, including area code: (408) 215-6000

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
                 Title of each class       on which registered
                 -------------------      ---------------------
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 26, 2002 as reported on the Nasdaq National Market, was approximately $76,746,064. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 26, 2002, the registrant had outstanding 25,087,281 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

   This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "may," "will," "should," "believe," "expects," "anticipates," and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Synplicity(R), Inc. ("we", "us" or "Synplicity") undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

   We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, computer and peripheral, consumer and military/aerospace electronics systems. Our synthesis software performs essential steps in the process of designing semiconductors such as field programmable gate arrays ("FPGAs"), application specific integrated circuits ("ASICs") and system on a chip ASICs that also include a microprocessor ("SoCs"). We employ proprietary logic synthesis, physical synthesis and debug intellectual property insertion technology to simplify, improve and accelerate the design and verification of large complex FPGAs, ASICs and SoCs. We believe our software products, coupled with our expert customer support, enable our customers to meet performance goals and decrease the time to market of their products.

Industry Background

   Manufacturers of networking and communications, computer and peripheral, consumer and military/aerospace electronics systems employ a wide variety of advanced semiconductors, including ASICs and SoCs and increasingly, programmable semiconductors in their products. Unlike standard, off the shelf semiconductors, ASICs, SoCs and programmable semiconductors, such as FPGAs, are tailored to perform specific functions defined by electronic product designers. ASICs and SoCs are semiconductors that are customized prior to manufacture to perform a specific function, whereas FPGAs are customized, or programmed, after the semiconductors are manufactured. ASICs, SoCs and FPGAs are used to implement proprietary intellectual property and to provide the equipment manufacturer's products with enhanced performance, flexibility and differentiation from those of competitors. ASICs and SoCs can achieve higher performance, lower power consumption and lower unit cost when produced in volume than FPGAs. However, ASICs and SoCs have longer development cycles as well as lengthy and expensive custom fabrication processes prior to shipment. FPGAs provide equipment manufacturers with the ability to create and modify semiconductor designs quickly and easily and make changes even after the product is used by the customer. This ease of creation and modification helps electronics manufacturers meet time to market requirements by shortening development times. In this respect, FPGAs provide equipment manufacturers with the ability to get to market quickly and the flexibility to update their products to address rapidly changing industry and interoperability standards. We believe that the expanded capacity and performance of ASICs and SoCs and the relative ease of use, design flexibility and shortened time to market of FPGAs will continue to fuel growth in the use of these semiconductors in electronic equipment. The capacity of FPGAs, ASICs and SoCs has increased in accordance with Moore's law, which predicts that the functional capacity of semiconductors will double approximately every 18 months. The advanced manufacturing processes that facilitate these capacity increases also improve performance and further expand the breadth of applications for which the semiconductors can be used.

  Challenges of designing FPGAs, ASICs and SoCs for networking and communications, computer and peripheral, consumer and military/aerospace electronics systems

   As higher capacity, more complex FPGAs, ASICs and SoCs are used in the design of electronic equipment, they often require significant resources to design and test their functionality. Large semiconductor designs require more time to develop and test, which may limit the equipment manufacturer's ability to get to market quickly. While state of the art semiconductors are designed to achieve high performance standards, reaching these performance goals can require time consuming design processes. Electronic product designers seek design solutions that increase productivity, are easy to learn and use and produce high performance designs. To achieve these objectives, electronic product designers, including equipment manufacturers using FPGAs, ASICs and SoCs, have recognized the advantage of software solutions, which address critical steps in the development cycle.

   To date, these software solutions have focused on several functions in the development cycle including:

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

Our Solution

   We are a leading provider of software products that enable the rapid and effective design and verification of FPGAs, ASICs and SoCs for use in networking and communications, computer and peripheral, consumer and military/aerospace electronics systems. Our software solutions improve performance and shorten development times for complex FPGAs, ASICs and SoCs by simplifying, improving and automating key logic synthesis, physical synthesis and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

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

   Design goal achievement. Our products enable designers to design products quickly and intuitively that meet or exceed their semiconductor performance and capacity utilization goals. Efficient and cost-effective manufacturing of a semiconductor depends on full utilization of the semiconductor's capacity. Users specify design constraints through our graphical user interface and then use our products to automatically process the design to achieve function, performance and capacity goals. The complex optimization operations that our products perform employ the most advanced features of the target semiconductor and result in a highly optimized design that improves performance of the electronic equipment. As a result, our solutions may also enable designers to use less costly semiconductors to achieve the same performance goals, thus reducing costs.

   Accelerated time to market. Electronic product designers require time efficient solutions. Our products optimize small designs in seconds and large designs in hours or even minutes, which we believe is significantly faster than alternative software. Reduced run time significantly shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. In addition, our products allow designers to select an optimal design from various design possibilities in the same amount of time that alternative software would require to evaluate a single solution.

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

   Capacity for complex designs. We believe our products provide significant advantages for designing FPGAs, ASICs and SoCs that contain large numbers of transistors. Our products can implement designs for the largest available FPGAs by incorporating algorithms that increase run time linearly with design size, as opposed to nonlinearly with alternative software products. Synplify Pro(R), our leading FPGA synthesis product, enhances electronic product designer productivity, as well as the performance for complex designs. Amplify(R) Physical Optimizer(TM) is intended specifically for large FPGA designs and incorporates specialized features for optimizing these designs that can improve performance by up to 35%. Certify(R), our ASIC and SoC verification product, includes features that enable designers to validate large designs using high speed prototypes. Without these prototypes, ASIC and SoC designers may elect not to undertake a large design because it cannot be adequately tested. Synplify ASIC(TM), our newest product, is capable of processing designs as large as two million gates in a single entity, saving time and improving results.

   Comprehensive customer support. Because of the complex nature of our customers' design activities, support services are an integral part of our solution. We emphasize rapid resolution of customer questions by staffing our customer support operation with knowledgeable engineers. These engineers, who have substantial design experience with the entire design flow, answer incoming support requests from our customers. We have provided our customer service organization with sufficient resources to assist our staff to achieve our goal of responding to customer problems within 24 hours. We also make available through our web site information regarding support solutions, problem submission and problem status.

Products and Customer Support

   We develop and market software products for the rapid and effective design and verification of FPGAs, ASICs and SoCs. Our products facilitate the creation of high performance designs and enable the fast time to market required by our customers in the networking and communications, computer and peripheral, consumer and military/aerospace electronics systems markets. Our logic synthesis, physical synthesis and verification products enable electronic product designers to reduce overall design time. We have developed and will continue to improve our customer support organization.

  Synplify(R) and Synplify Pro Solutions

   In 1995, we introduced Synplify, our logic synthesis product which enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results. According to Dataquest, a market research firm, Synplicity's FPGA synthesis products attained a 45% market share in 2000. We believe that we increased our market share in 2001. To perform logic synthesis, our Synplify and Synplify Pro software employ proprietary optimization algorithms, which we call Behavior Extracting Synthesis Technology(R). Our Synplify and Synplify Pro products take advantage of any specialized features provided by the FPGA manufacturers that improve performance for a particular design. Logic synthesis software products transform a high level design specification into a format comprised of logic elements and wires interconnecting those elements that is ready for implementation in a semiconductor. Logic synthesis is a primary determinant of FPGA, ASIC or SoC design performance. As a result, logic synthesis has a significant impact on the overall performance of the electronic system in which the FPGA, ASIC or SoC resides. We believe that our Synplify and Synplify Pro products have the industry's highest performance results on the basis of speed and capacity utilization of the resulting FPGA. In addition, our Synplify Pro solution automatically identifies and restructures certain types of control circuits to achieve better performance.

   Because logic synthesis is performed multiple times during the design process, the less time synthesis requires, the more quickly the engineer can complete the design process. We believe our Synplify and Synplify Pro products have the industry's fastest run times. We employ algorithms that scale linearly in run time with the size of the design. Small designs can be synthesized in seconds and designs for the newest, largest FPGAs can be synthesized in hours or even minutes. Synplify and Synplify Pro software require only the input of readily available design data. This information is entered via a simple to use graphical user interface, which allows designers to specify all design constraints in a single location quickly and intuitively. We believe that our experienced customers embraced our Synplify product because it does not sacrifice performance in order to achieve ease of use and short design times.

  HDL Analyst(R) Solution

   In 1997, we introduced HDL Analyst, a software product that is available as an option to our Synplify product and is incorporated into most of our other products. A key feature of our HDL Analyst product is its ability to generate and display concurrently three views of a semiconductor design--the textual design description, a highly abstract graphical representation of the design description and an optimized, detailed diagram showing the various elements of the semiconductor design. As the designer changes the textual description, the changes are automatically reflected in the other two views. Our HDL Analyst software enables designers to quickly identify performance bottlenecks and identify other opportunities for improvement.

  Certify and Certify SC(TM) Solutions

   In 1999, we introduced Certify, a software product for verification of ASICs and SoCs using prototypes consisting of multiple FPGAs. Our Certify software enables design teams to create hardware prototypes early in the design process so that design changes are easier and less costly. Our Certify software also assists customers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify software to define their prototypes can begin system integration, software verification, chip verification and system verification earlier than other approaches to functional verification. Our Certify solution can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC or SoC synthesis products.

   Our Certify software was the first commercially available verification product incorporating synthesis and that enables the user to create prototypes directly from the user's textual design specification. Our Certify product also incorporates debug intellectual property insertion technology allowing insertion of additional hardware for monitoring the behavior of the prototype without changes to the source HDL for the design. We believe our Certify product is easier to use than alternative solutions. Being able to operate the prototype at or near the speed of the final product can be very important for ASIC and SoC verification. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Our Certify solution enables designers to create prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Our Certify software achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

   In March 2001, we introduced a new member of the Certify verification software family--Certify SC. Our Certify SC software is intended for creating ASIC and intellectual property prototypes on a single FPGA, and providing advanced hardware diagnostic capabilities to FPGA designers. Certify SC software delivers features that facilitate the implementation of an ASIC design on a single FPGA and provides engineers with the means to inspect an operating FPGA to verify correct operation. We believe both FPGA and ASIC designers can benefit from this capability, which includes the ability to incorporate specialized diagnostic circuits into a design. FPGA manufacturers Altera and Xilinx provide the diagnostic circuits for this application.

  Amplify Physical Optimizer Solution

   In March 2000, we introduced Amplify Physical Optimizer, a software product specifically created for designing large, complex FPGAs. The key innovation and differentiating feature of Amplify Physical Optimizer is the method by which it uses and improves physical implementation information provided by the designer during the synthesis process to produce a faster semiconductor. We believe that Amplify Physical Optimizer is the industry's first commercially available physical synthesis product for FPGA design. In October 2001, we introduced our second generation of physical synthesis algorithms. Named TOPS(TM), for Total Optimization Physical Synthesis(TM), it is based on significant new algorithmic developments that produce precise physical placement while performing optimization of logic on critical paths. By performing detailed placement of logic, the TOPS technology is able to achieve even more predictable timing estimations, thus reducing the number of iterations required to close on timing. The user provides this physical implementation information through a graphical user interface, and our Amplify Physical Optimizer utilizes this information to improve design performance by up to 40%.

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

   FPGA components are sold in performance grades. An FPGA offering marginally higher performance may cost substantially more than the next lower grade. We believe that Amplify Physical Optimizer assists designers to use less expensive components to meet the same design requirements.

   As design sizes increase, there is a trend toward group designs of a single FPGA in which portions of the design are allocated to different persons. When the design is assembled, a performance bottleneck may result if the independently designed portions of the semiconductor do not operate smoothly together. Amplify Physical Optimizer has features that assist a group of designers to collaborate on a single, large FPGA design. We believe these features result in collaborative designs that achieve higher performance than would otherwise be possible.

  Synplify ASIC Solution

   In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC and SoC design. Our Synplify ASIC product offers high design capacity as demonstrated by its ability to process designs up to two million gates in a single compilation. The leading competitive offering requires customers to disassemble the design into a large number of smaller blocks, process each of these independently and then reassemble the result. This requires a great deal of extra effort which is eliminated in the Synplify ASIC synthesis approach. In addition, processing the design as a single large entity reveals further opportunities for optimization which can improve chip performance or reduce chip costs. Also, we believe our Synplify ASIC software processes designs up to 15 times faster than the leading competitive product, reducing synthesis times and boosting designer productivity.

   In addition to the ease-of-use advantage afforded by its high capacity, Synplify ASIC software is also easy to learn. Synplify ASIC software employs an intuitive, graphical user interface and incorporates a high degree of automation which renders the product easy to learn and use. Combining Synplify ASIC software with Synplify Pro software and Certify software yields a unique capability to process a textual design description for implementation in an FPGA, multiple FPGAs or an ASIC.

  Customer support

   Our products are designed to be utilized quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance with various aspects of the semiconductor design process from us. We believe that high quality customer support of our customers' activities is important to the success of our business. We have developed and expect to continue to improve our comprehensive support organization to manage customer accounts. We provide support for our products primarily from our Sunnyvale, California and Bangalore, India locations. In the long term, we plan to expand existing and establish additional support sites outside of the United States to support customers in those markets.

   We provide technical support to our customers through maintenance and support services. The first year of maintenance and support is generally sold when the customer purchases a product license. Thereafter, customers may annually elect to renew maintenance. In 2001, the majority of our customers that were receiving maintenance elected to renew their maintenance with us. We price our maintenance service at 20% of the list license fee on a per license basis. Maintenance service provides us with a valuable, ongoing revenue stream.

   We believe that the majority of our customers will continue to renew maintenance because the rate of innovation in the FPGA industry is high, and equipment manufacturers expect us to support the latest components as soon as they are available. Customers paying maintenance receive software updates for new FPGA components when we make these updates available. In the past, we have issued at least two new updates to our products per year. These frequent releases typically include support for new components and enable our customers to optimize their designs or create prototypes using those components. We work closely with leading FPGA manufacturers to incorporate support for new components as quickly as possible.

   Our support organization may assist customers with product installation and configuration. However, our support organization devotes a majority of its efforts to assisting customers to resolve complicated design and software questions that can arise from the customers' design tasks. We generally respond to customer support requests within 24 hours. Effective execution of these tasks requires highly skilled engineers familiar with our customers' design tasks as well as familiarity with third party products that may be used by the customer in conjunction with our products. Our support staff consists of engineers with substantial design experience. We generally provide our support via electronic mail, our web site, facsimile and telephone.

Customers

   As of December 31, 2001, we had over 1,600 customers distributed over networking and communications, computer and peripheral, consumer products, semiconductor and military and aerospace segments. Of that total, more than 300 were first time customers in 2001. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer sites and sell them new products as we expand our product line. We will continue to pursue enterprise wide sales as appropriate. In 2001, 2000 and 1999, no end-user customer comprised more than 5% of our revenue.

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

  Direct sales

   We employ a multi-channel approach to sell our products. We license our software products primarily through our direct sales organization, as well as distributors, resellers and other strategic partners. Our direct sales efforts target customers who design semiconductors for networking and communications, computer and peripheral, consumer and military/aerospace electronics systems.

   As of December 31, 2001, our direct sales staff consisted of 84 employees based in 18 sales offices. Direct sales accounted for approximately 86% of our total revenue in 2001, 79% of our total revenue in 2000 and 72% of our total revenue in 1999. Our sales teams generally include a sales manager, applications engineer and telesales representative for each territory. Our direct sales contacts often obtain a trial evaluation license of our product from our web site. A telesales representative prequalifies the potential customer. Our sales managers target middle management during the sales cycle, while our application engineer focuses on the end user to demonstrate that our products address the customer's specific needs. The direct sales team also relies on distribution and strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months, with our ASIC products generally having longer cycles than our FPGA products.

   We currently have domestic direct sales offices in or near Sunnyvale, California; San Diego/Newport Beach, California; Redmond, Washington; Boulder, Colorado; Austin, Texas; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; Andover, Massachusetts. We also have international direct sales offices in or near Bracknell, England; Aix-en-Provence, France; Munich, Germany; Venray, Netherlands; Netanya, Israel; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Hsinchu City, Taiwan.

  Indirect sales

   In addition to our direct sales strategy, we have established indirect sales channels through distributors and other resellers. Our relationships with distributors play a critical role in extending our reach to more customers. Distribution is key in either assisting our direct sales staff or by being our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors and other resellers typically perform marketing, sales and technical support functions in their respective country or region. We actively train our international distributors in both product and sales methods. Each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue from distribution was approximately 9% of our total revenue in 2001, 14% of our total revenue in 2000 and 20% of our total revenue in 1999. We also generate some revenue through certain FPGA manufacturers as discussed below.

Strategic Relationships

   Our strategic partners include FPGA manufacturers, FPGA distributors and semiconductor design software companies, which provide information that assists us with the successful development and distribution of our software solutions.

   FPGA manufacturers. Our FPGA manufacturer partners work closely with us before each product release to ensure that our products perform optimally with their FPGAs. We rely on these FPGA manufacturers to provide us advance information and answer detailed questions about their FPGA components and software. Our FPGA partners currently include Actel(R) Corporation, Altera(R) Corporation, Atmel(R) Corporation, Lattice(R) Semiconductor Corporation, QuickLogic(R) Corporation and Xilinx(R), Inc. Actel, Lattice and QuickLogic also resell a limited feature version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. These FPGA manufacturers generated approximately 5% of our total revenue in each of 2001, 2000 and 1999.

   FPGA distributors. Insight(R) Electronics, Inc. and Arrow(R) Electronics, Inc. refer customers to us and we conduct joint marketing activities with them. These distributors are of high strategic value to us because they also distribute the most widely used FPGAs from Xilinx.

   Semiconductor design software companies. We work with semiconductor design software company partners to integrate our complementary products with theirs to create a more complete, easier to use set of design solutions for the benefit of our mutual customers. Our semiconductor design software company partners include those whose products perform functions such as design entry, simulation, analysis, hardware prototyping and simulation acceleration hardware. We have agreements with Cadence(R) Design Systems, Inc., under which Cadence resells our Synplify, HDL Analyst and Certify products in combination with some of its products. We resell versions of Cadence's Affirma(TM) simulators bundled with our products. We also have reselling agreements in place with Aldec(R) Corporation and TransLogic(R) Corporation under which we resell their simulation and design entry products, respectively. We are also developing relationships with ASIC design software companies. For example, in the fourth quarter of 2001, we announced a joint development agreement with Verplex(R) Systems, Inc. aimed at insuring that our products function effectively together.

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

   Physical synthesis innovations. Achieving superior performance in large FPGAs requires solving specialized problems not encountered in smaller FPGAs. We have invented and submitted applications for patents related to algorithms that solve many of these problems. These algorithms, including our new TOPS algorithms, involve combining synthesis with processes that are normally applied later in the semiconductor design process. This combination is termed physical synthesis, and we believe that we are the first to offer products based on this technology to FPGA designers.

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

   Embedded electrical engineering knowledge. Synthesis and optimization of complex circuits are accomplished through a large collection of algorithms and heuristics. For any given circuit, the application of these algorithms requires many decisions including, for example, which algorithms to use and in what order to apply them. Implementing a synthesis product is considerably easier if the user is required to make these types of decisions. However, this places the burden of understanding the effects of synthesis algorithms on the user and results in a difficult to use product. Instead, we build products with a level of automation for making these decisions by embedding a high degree of electrical engineering knowledge in the products so that optimization decisions are performed automatically.

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

   We have actively recruited key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2001, we had 136 employees engaged in research and development activities and related customer support services. Our research and development expenses were $19.4 million in 2001, $13.3 million in 2000 and $8.0 million in 1999.

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

   . cause product shipment delays; or

   . require us to enter into royalty or licensing agreements.

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

   Companies offering competitive products vary in scope and breadth. Our competitors include:

   . providers of single solution products for logic synthesis, simulation and graphic design entry, such as Mentor Graphics(R) Corporation, through its Exemplar Logic(R) division;

   . programmable semiconductor manufacturers, such as Altera, Lattice and Xilinx;

   . providers of general purpose synthesis and compiler software such as Cadence, Mentor Graphics and Synopsys(R), Inc.

   . providers of software design suites that include synthesis products such as Protel(R) International Ltd.; and

   . providers of verification software and hardware products such as Aptix(R)
     Corporation, Cadence, IKOS(R) Systems, Inc., Mentor Graphics and Synopsys.

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

Employees

   As of December 31, 2001, we had 266 employees, of whom 136 were engaged in research and development and related customer support services, 84 in sales, 19 in marketing and 27 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

   Our officers and their ages as of December 31, 2001 are as follows:

 Name                Age Position
 ----                --- --------
 Bernard Aronson.... 71  Chief Executive Officer, President and Director
 Kenneth S. McElvain 42  Chief Technology Officer, Vice President and Director
 Alisa Yaffa........ 38  Chairman of the Board of Directors, Vice President of
                           Intellectual Property and Secretary
 Douglas S. Miller.. 44  Vice President of Finance and Chief Financial Officer
 Robert J. Erickson. 47  Vice President of Engineering
 Andrew Haines...... 52  Vice President of Marketing
 Gary Meyers........ 37  Vice President of Worldwide Sales

   Bernard Aronson has served as our Chief Executive Officer, President and a Director since July 1997. From February to July 1997, Mr. Aronson served as Senior Vice President and Co-General Manager of the EPIC Technology Group at Synopsys, a semiconductor design software company. From July 1991 to February 1997, Mr. Aronson served as President of EPIC Design Technology, Inc., a semiconductor design software company, and also served as a Director of EPIC from March 1992 to February 1997, until its merger with Synopsys. From March 1990 to August 1991, Mr. Aronson served as Executive Vice President of Zoran Corporation, a semiconductor company. From 1987 to January 1990, he served as President of ICI Array Technology, Inc., a contract assembly company. From 1976 to 1987, Mr. Aronson served as President of Pico Design, Inc., a semiconductor chip design company that he founded and which became a wholly owned subsidiary of Motorola in 1979. Mr. Aronson also serves as a member of the board of directors of Nassda Corporation, an electronic design automation software company. Mr. Aronson holds a Bachelor of Science degree in Electrical Engineering from the City University of New York.

   Kenneth S. McElvain, one of our co-founders, has served as our Chief Technology Officer, Vice President and Director since inception. Mr. McElvain also served as our President from our inception to January 1996, and our Chief Executive Officer from January 1996 to July 1997. From March 1990 to January 1994, Mr. McElvain was a manager of the logic and timing optimization group and chief architect of the AutoLogic logic synthesis product at Mentor Graphics, a semiconductor design software company. From April 1984 to March 1990, Mr. McElvain was a senior member of technical staff and the originator of the AutoLogic logic synthesis product at Silicon Compilers, Inc., an intellectual property and semiconductor design software company that had been acquired by Mentor Graphics. From July 1980 to April 1984, Mr. McElvain served as a mainframe designer at Hewlett Packard Company. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.

   Alisa Yaffa, one of our co-founders, has served as our Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary since March 1997, October 1998 and our inception, respectively. Ms. Yaffa also served as our Chief Executive Officer from our inception to January 1996 and our President from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as Chief Financial Officer of our company. Prior to joining our company, Ms. Yaffa served in various technical and marketing roles at Cadence, a semiconductor design software company, Mentor Graphics, EDA Systems, Inc., a design framework software company, and VLSI Technology, Inc., a semiconductor manufacturer that was subsequently acquired by Philips Semiconductor. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from University of California at Berkeley.

   Douglas S. Miller has served as our Vice President of Finance and Chief Financial Officer since October 1998. From June 1998 to September 1998, Mr. Miller was a self-employed financial consultant. From April 1997 to May 1998, Mr. Miller served as Vice President and Chief Financial Officer of 3Dlabs, Inc. a graphics semiconductor company. From October 1991 to April 1997, Mr. Miller served as a partner at Ernst & Young LLP, a professional services organization, and from July 1985 to September 1991, Mr. Miller served as a manager at Ernst & Young LLP. Mr. Miller is a certified public accountant. He holds a Bachelor of Science degree in Accounting from Santa Clara University.

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

   Andrew Haines has served as our Vice President of Marketing since November 1996. Prior to joining our company, Mr. Haines was active as President and founder of Page Mill Marketing, Inc., a marketing consulting company, from February 1995 to November 1996. Previously, Mr. Haines acted as Director of Marketing for Actel, an FPGA company, from 1987 to 1993. Mr. Haines also held a variety of marketing positions at VLSI Technology and Intel Corporation. Mr. Haines holds a Bachelor of Science degree in Physics from the University of Wisconsin, Madison.

   Gary Meyers has served as our Vice President of Worldwide Sales since November 1999 and was Vice President of North American Sales from January 1999 to November 1999. Mr. Meyers joined Synplicity in January 1998 where he served as Western Area Sales Manager until January 1999. From 1988 through 1997,
Mr. Meyers served in various senior sales and marketing roles at LSI Logic, a semiconductor company, including from 1996 to 1997 as Director of Marketing of the Communications Products Division, and from 1994 to 1996 as Major Account Sales Manager. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.

ITEM 2.  PROPERTIES

   Our principal offices are located in a leased 34,200 square foot facility in Sunnyvale, California and house the majority of our research and development and related customer support services employees, as well as all marketing, administration and finance employees. In addition, we lease a 3,900 square foot development, support and sales center in Bangalore, India, a 3,000 square foot sales office in Andover, Massachusetts, a 3,000 square foot sales facility in Tokyo, Japan, a 1,400 square foot sales and development office in Boulder, Colorado, a 1,300 square foot sales office in Austin, Texas and a 1,100 square foot sales and support office in Bracknell, United Kingdom. We also lease sales or development offices of 1,000 square feet or less, in or near Newport Beach and San Diego, California; Beaverton, Oregon; Redmond, Washington; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; Munich, Germany; Aix-en-Provence and Montpellier, France; Venray, Netherlands; Netanya, Israel; Seoul, South Korea; and Hsinchu City, Taiwan. Other than our Sunnyvale, Beaverton, Boulder, Austin, Andover, Montpellier, Venray, Netanya, Banagalore and Tokyo offices, none of the leases for our offices is more than 12 months in duration. Our lease for the Sunnyvale facility expires in September 2002. We will need to either extend our existing lease or relocate our principal offices to a new facility during 2002. We expect that our other current leased facilities will be substantially sufficient for our needs for 2002. However, we may choose to expand certain existing sales offices or establish new ones during the year.

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

                                                        High   Low
                                                       ------ ------
            Fiscal Year Ended December 31, 2001
               First Quarter.......................... $19.81 $11.75
               Second Quarter......................... $18.96 $ 9.87
               Third Quarter.......................... $ 9.74 $ 5.00
               Fourth Quarter......................... $13.49 $ 5.20

            Fiscal Year Ended December 31, 2000
               Fourth Quarter (from October 12, 2000). $16.00 $ 8.00

   On December 31, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $13.49 per share. As of February 26, 2002 there were approximately 178 holders of record of our common stock.

                                DIVIDEND POLICY

   To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

   The selected consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from, and qualified by reference to, audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

   The historical results presented below are not necessarily indicative of future results.

                                                               Year Ended December 31,
                                                     -------------------------------------------
                                                      2001     2000     1999     1998     1997
                                                     -------  -------  -------  -------  -------
                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License............................................. $32,126  $25,006  $13,019  $ 8,373  $ 4,679
Maintenance.........................................  17,076    9,584    5,156    2,655      775
                                                     -------  -------  -------  -------  -------
   Total revenue....................................  49,202   34,590   18,175   11,028    5,454
Cost of revenue:
Cost of license.....................................     237      246      239      148       97
Cost of maintenance.................................   1,918    1,537    1,187      531       64
                                                     -------  -------  -------  -------  -------
   Total cost of revenue............................   2,155    1,783    1,426      679      161
                                                     -------  -------  -------  -------  -------
Gross profit........................................  47,047   32,807   16,749   10,349    5,293
Operating expenses:
Research and development............................  19,353   13,286    8,018    4,031    1,054
Sales and marketing.................................  21,500   18,293   12,903    8,317    3,970
General and administrative..........................   5,493    3,570    2,586    1,620      788
Stock-based compensation............................   1,012      952      175       --       --
                                                     -------  -------  -------  -------  -------
   Total operating expenses.........................  47,358   36,101   23,682   13,968    5,812
                                                     -------  -------  -------  -------  -------
Loss from operations................................    (311)  (3,294)  (6,933)  (3,619)    (519)
Other income (expense), net.........................   1,922      647       (7)     (19)      47
                                                     -------  -------  -------  -------  -------
Income (loss) before income taxes...................   1,611   (2,647)  (6,940)  (3,638)    (472)
Provision for income taxes..........................     304       --       --       --       --
                                                     -------  -------  -------  -------  -------
Net income (loss)................................... $ 1,307  $(2,647) $(6,940) $(3,638) $  (472)
                                                     =======  =======  =======  =======  =======
Basic and diluted net income (loss) per common share $  0.05  $ (0.16) $ (0.52) $ (0.29) $ (0.04)
                                                     =======  =======  =======  =======  =======
Shares used in basic per share calculation..........  24,422   16,115   13,227   12,451   11,954
                                                     =======  =======  =======  =======  =======
Shares used in diluted per share calculation........  27,205   16,115   13,227   12,451   11,954
                                                     =======  =======  =======  =======  =======

                                                                     December 31,
                                                     -------------------------------------------
                                                      2001     2000     1999     1998     1997
                                                     -------  -------  -------  -------  -------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments... $47,873  $36,535  $ 2,633  $ 1,193  $ 2,314
Working capital (deficit)........................... $39,876  $30,652  $(2,363) $(1,273) $ 1,619
Total assets........................................ $59,905  $51,963  $ 9,119  $ 6,509  $ 4,434
Long term obligations, less current portion......... $    --  $   196  $   720  $ 2,343  $   403
Total shareholders' equity (deficit)................ $43,727  $38,291  $  (734) $(1,660) $ 1,939

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under "Critical Accounting Policies and Estimates" regarding the financial statements included in this Annual Report, the recognition of future revenue from the sale of perpetual and time-based licenses and additional allowances; the statements under "Years Ended December 31, 2001 and 2000--Cost of revenue" regarding the cost of license revenue and the cost of maintenance revenue; the statements under "Results of Operations--Operating expenses" regarding the growth of research and development, sales and marketing, and general and administrative expenses; the statements in the last paragraph under "Liquidity and Capital Resources" concerning the anticipated spending for capital additions for the remainder of 2002, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in "Factors Affecting Future Operating Results." These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward-looking statement.

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

   You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.

Overview

   We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the U.S., as well as in Europe, Japan and the rest of Asia, which comprise international activities. Our revenue from sales outside North America represented approximately 24%, 21% and 20% of our total revenue in 2001, 2000 and 1999, respectively. Our products include: our Synplify product, an FPGA logic synthesis product; our HDL Analyst product, a complementary product to the Synplify solution which provides graphical representation and design analysis; our Certify product, an ASIC and SoC verification product; our Amplify Physical Optimizer product, which we believe is the only physical synthesis product for FPGAs; our Synplify Pro product, an advanced FPGA logic synthesis product; our Certify SC product, a tool aimed at ASIC and intellectual property prototyping on a single FPGA, or debugging large FPGA designs; and our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity for the majority of ASIC designers.

   We primarily sell perpetual licenses to use our software products and also sell related maintenance services, therefore our revenue consists of license and maintenance revenue. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue. We have also begun to sell time-based licenses to use our software products.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

  Revenue Recognition

   For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Furthermore, revenue on arrangements with extended payment terms that have met all other required revenue recognition criteria are recognized as payments are received, and sales to distributors and resellers are generally recognized when the distributor or reseller has resold the product to an end user and we have received payment from them.

   A substantial majority of customers who license our products also purchase maintenance annually, which we offer at 20% of the list price of the license. Customers purchasing maintenance receive unspecified product updates and electronic, internet-based technical support and telephone support. We recognize revenue from maintenance ratably over the maintenance period, which is typically one year.

   We also sell time-based licenses to use our software products for specified periods of time. Revenue from time-based licenses is allocated to license and maintenance revenue and recognized ratably over the period of the license as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these licenses is not priced or offered separately. In addition, we have provided a limited feature version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these arrangements is not priced or offered separately.

  Allowance for Doubtful Accounts

   We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

   The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

                                                Year Ended December 31,
                                                ---------------------
                                                2001    2000    1999
                                                -----   -----   -----
        Revenue:
        License................................  65.3 %  72.3 %  71.6 %
        Maintenance............................  34.7    27.7    28.4
                                                -----   -----   -----
           Total revenue....................... 100.0   100.0   100.0
        Cost of revenue:
        Cost of license........................   0.5     0.7     1.3
        Cost of maintenance....................   3.9     4.5     6.5
                                                -----   -----   -----
           Total cost of revenue...............   4.4     5.2     7.8
                                                -----   -----   -----
        Gross margin...........................  95.6    94.8    92.2
        Operating expenses:
        Research and development...............  39.3    38.4    44.1
        Sales and marketing....................  43.7    52.9    71.0
        General and administrative.............  11.2    10.3    14.3
        Stock-based compensation...............   2.1     2.8     1.0
                                                -----   -----   -----
           Total operating expenses............  96.3   104.4   130.4
        Loss from operations...................  (0.6)   (9.6)  (38.2)
        Other income (expense), net............   3.9     1.9      --
                                                -----   -----   -----
        Income (loss) before income taxes......   3.3    (7.7)  (38.2)
                                                -----   -----   -----
        Provision for income taxes.............   0.6      --      --
                                                -----   -----   -----
        Net income (loss)......................   2.7 %  (7.7)% (38.2)%
                                                =====   =====   =====

Years Ended December 31, 2001 and 2000

  Total revenue

   Our total revenue increased by 42.2% to $49.2 million for 2001 from $34.6 million for 2000. This increase was primarily attributable to the release of certain new products which began contributing to revenue in the second quarter of 2000, a stronger direct sales presence internationally and an increase in sales to our existing customers. We expect that we will not maintain such historical rates of revenue growth during 2002. Historically, we have generated the majority of our total revenue from licenses. However, during 2001, as a result of our growing installed customer base, maintenance revenue increased as a percent of total revenue.

   License revenue. License revenue increased by 28.5% to $32.1 million for 2001 from $25.0 million for 2000. This increase was primarily due to a full year of sales of our Amplify and Synplify Pro products which began contributing to revenue in the second quarter of 2000, as well as stronger revenues from Europe and Japan.

   Maintenance revenue. Our maintenance revenue increased by 78.2% to $17.1 million for 2001 from $9.6 million for 2000. This increase was attributable to an increase in perpetual license sales with which we generally sell one year of maintenance support services, offset somewhat by a lower overall rate of maintenance renewal in 2001 compared to 2000.

  Cost of revenue

   Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue decreased 3.7% to $237,000 for 2001 from $246,000 for 2000. Higher costs were incurred in 2000 due to documentation costs for a major product release as well as a greater amount of documentation shipped to customers. As a percent of license revenue, the cost of license revenue decreased to 0.7% for 2001 from 1.0% for 2000, primarily due to savings achieved in software documentation and shipping costs. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly in 2002 from 2001.

   Cost of maintenance revenue.   Cost of maintenance revenue consists
primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 24.8% to $1.9 million for 2001 from $1.5 million for 2000. This increase was primarily caused by the hiring of additional customer support personnel to provide improved levels of support to a growing installed customer base. We expect that the cost of maintenance revenue in dollars will not continue to grow at such historical rates during 2002. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 11.2% for 2001 from 16.0% for 2000, primarily due to the increase in maintenance revenue during 2001. We do not expect that the cost of maintenance as a percent of maintenance revenue will vary significantly in 2002 from 2001.

  Operating expenses

   Research and development.   Our research and development expenses increased
45.7% to $19.4 million for 2001 from $13.3 million for 2000. This increase was primarily attributable to an increased headcount of software engineers we employed for the enhancement of existing products and the development of new products. We expect that research and development expenses in 2002 will not continue to grow at such historical rates. As a percent of total revenue, research and development expenses increased to 39.3% for 2001 from 38.4% for 2000 due to the engineering personnel costs increasing at a higher rate than revenue.

   Sales and marketing.   Our sales and marketing expenses increased 17.5% to
$21.5 million for 2001 from $18.3 million for 2000. This increase was primarily due to the expansion of our sales offices, particularly in Japan and other parts of Asia, as well as higher spending on tradeshows and public relations. We do not expect that sales and marketing expenses in 2002 will continue to grow at such historical rates as we expect to add only a limited number of sales resources, mainly in Europe and Asia. As a percent of total revenue, sales and marketing expenses decreased to 43.7% for 2001 from 52.9% for 2000, primarily due to the increase in total revenue.

   General and administrative.   Our general and administrative expenses
increased 53.9% to $5.5 million for 2001 from $3.6 million for 2000. As a percent of total revenue, general and administrative expenses increased to 11.2% for 2001 from 10.3% for 2000. These increases were the result of hiring additional finance and operations personnel, increased insurance expenses and increased legal, accounting, consulting and other costs associated with being a public company. We do not expect general and administrative expenses in 2002 to increase at such historical rates.

   Stock-based compensation.   Stock-based compensation expense was $1.0
million for 2001 and $952,000 for 2000. Stock-based compensation expense for 2001 related to the following: cost of maintenance revenue of $33,000, research and development expenses of $423,000, sales and marketing expenses of $408,000 and general and administrative expenses of $148,000. Stock-based compensation expense for 2000 related to the following: cost of maintenance revenue of $28,000, research and development expenses of $464,000, sales and marketing expenses of $403,000 and general and administrative expenses of $57,000. The remaining deferred stock-based compensation at December 31, 2001 is expected to be amortized as follows: $709,000 in 2002, $502,000 in 2003, $290,000 in 2004
and the balance thereafter. Subsequent terminations of option holders may reduce future stock-based compensation.

  Other income, net

   Other income, net increased 197% to $1.9 million for 2001 from $647,000 for 2000, primarily as a result of higher interest income from increased cash and investment balances. The increased cash and investment balances were a result of cash proceeds from our initial public offering in October 2000, as well as cash generated from operations. In addition, we recorded a nonrecurring gain on the sale of long-term investments of approximately $72,000 during 2001.

  Income Taxes

   We recorded a tax provision of $304,000 for 2001 which represented federal and state minimum taxes as well as foreign income taxes on international subsidiaries. We incurred a loss in 2000 and, therefore, no provision was recorded in that year.

   As of December 31, 2001, we had approximately $4.4 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. These net operating loss carryforwards expire beginning in 2012. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50% over a three year period.

Years Ended December 31, 2000 and 1999

  Total revenue

   Our total revenue increased by 90.3% to $34.6 million for 2000 from $18.2 million for 1999. This increase was primarily attributable to an increase in sales to our existing customers resulting in substantial growth in license and maintenance revenue, as well as an increase in our customer base.

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

   Maintenance revenue. Our maintenance revenue increased by 85.9% to $9.6 million for 2000 from $5.2 million for 1999. The increase in maintenance revenue was primarily attributable to the increase in perpetual license sales to new and existing customers, in connection with which we generally sell one year of maintenance support services, as well as an increase in revenue from customers renewing maintenance support services.

  Cost of revenue

   Cost of license revenue. Our cost of license revenue increased 2.9% to $246,000 for 2000 from $239,000 for 1999. This increase was due primarily to the larger volume of unit shipments during 2000. As a percent of license revenue, the cost of license revenue decreased to 1.0% for 2000 from 1.8% for 1999, primarily due to efficiencies achieved on a greater volume of product shipments.

   Cost of maintenance revenue. Our cost of maintenance revenue increased 29.5% to $1.5 million for 2000 from $1.2 million for 1999. This increase was primarily attributable to increased hiring of customer support personnel to provide improved levels of service to our growing customer base. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 16.0% for 2000 from 23.0% for 1999. The decrease in the cost of maintenance revenue as a percent of maintenance revenue was primarily due to the increased volume of maintenance renewal in 2000.

  Operating expenses

   Research and development. Our research and development expenses increased 65.7% to $13.3 million for 2000 from $8.0 million for 1999. This increase was primarily attributable to an increased headcount of software engineers we employed for the enhancement of existing products and the development of new products. As a percent of total revenue, research and development expenses decreased to 38.4% for 2000 from 44.1% for 1999. This decrease in research and development expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   Sales and marketing. Our sales and marketing expenses increased 41.8% to $18.3 million for 2000 from $12.9 million for 1999. This increase was primarily due to the hiring of additional sales and marketing personnel, increases in commissions due to increased sales and the expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased to 52.9% for 2000 from 71.0% for 1999. The decrease in sales and marketing expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   General and administrative. Our general and administrative expenses increased 38.1% to $3.6 million for 2000 from $2.6 million for 1999. This increase in general and administrative expenses was primarily attributable to the hiring of additional finance and operations personnel, as well as increased legal, accounting and other consulting fees. As a percent of total revenue, general and administrative expenses decreased to 10.3% for 2000 from 14.2% for 1999. The decrease in general and administrative expenses as a percent of total revenue was primarily attributable to the increase in total revenue for 2000.

   Stock-based compensation. Stock-based compensation expense was $952,000 for 2000 and $175,000 for 1999. Stock-based compensation expense for 2000 related to the following: cost of maintenance revenue of $28,000, research and development expenses of $464,000, sales and marketing expenses of $403,000 and general and administrative expenses of $57,000. Stock-based compensation expense for 1999 related to the following: cost of maintenance revenue of $5,000, research and development expenses of $113,000, sales and marketing expenses of $55,000 and general and administrative expenses of $2,000.

  Other income (expense), net

   Our other income (expense), net increased to other income of $647,000 for 2000 from other expense of $7,000 for 1999, primarily as a result of increased interest income on higher levels of cash, cash equivalent and investment balances.

Liquidity and Capital Resources

   As of December 31, 2001, we had cash and cash equivalents of $16.9 million, short-term investments of $31.0 million, an accumulated deficit of $12.5 million and working capital of $39.9 million. Net cash provided by operating activities was $6.1 million and $419,000 for 2001 and 2000, respectively, and net cash used in operating activities was $3.4 million for 1999.

   Net cash used in investing activities was $16.6 million, $18.4 million and $1.3 million for 2001, 2000 and 1999, respectively. Net cash used in investing activities during 2001 and 2000 was primarily for investments of cash received from our initial public offering and cash generated from operations, as well as purchases of computers, software and furniture as we expanded operations. Net cash used in investing activities during 1999 was for purchases of computers, software and furniture. We expect to use approximately $3.0 million of cash to purchase property and equipment during 2002.

   Net cash provided by financing activities was $2.7 million, $39.8 million and $6.1 million for 2001, 2000 and 1999, respectively. In 2001, net cash provided by financing activities was primarily from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan. In 2000, net cash provided by financing activities was primarily due to the sale of Series C preferred stock in March 2000 and the sale of common stock during our initial public offering in October 2000. In 1999, net cash provided by financing activities was primarily due to the sale of Series B preferred stock.

   The following summarizes our contractual obligations as of December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                                        Payments Due by Year
                                                       -----------------------
                                                        2002  2003 2004 Total
                                                       ------ ---- ---- ------
                                                           (in thousands)
  Operating Leases.................................... $1,663 $253 $10  $1,926
  Capital Leases......................................     75   --  --      75
                                                       ------ ---- ---  ------
     Total............................................ $1,738 $253 $10  $2,001
                                                       ====== ==== ===  ======

   The amount representing interest on the capital leases for 2002 is $4,000. The present value of future minimum lease payments on the capital lease is $71,000, all of which is a current liability.

   We have a $3.0 million line of credit with Silicon Valley Bank with an interest rate equal to the prime rate. The line of credit expires in March 2002 and we are currently in the process of renewing the line. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of December 31, 2001, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $3.0 million. We are subject to financial ratio and other covenants in connection with this line of credit and were in compliance with the covenants as of December 31, 2001.

   Our future liquidity and capital requirements will depend on numerous factors, including:

   . the amount, type and timing of product sales;

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

   We believe that our cash and investments balance of $47.9 million as of December 31, 2001 will be sufficient to meet our operating and capital requirements through at least 2002. However, it is possible that we may require additional financing within this period. For example, we intend to continue to invest significantly in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs during 2002, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material effect on our operating results or financial position as we have had no business combinations to date.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material effect on our operating results or financial position.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). The objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material affect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the recent adverse economic conditions in North America, as well as outside of North America

   We have experienced negative effects from the recent economic slowdown in North America and other parts of the world. Substantial uncertainty remains as to the future economic climate for many of our customers. Many of our customers continue to tightly control spending, making it more difficult for us to sell our products to them. We have seen delayed and canceled purchase orders, weakness in sales to startup companies and extension of payment terms by certain customers. While these conditions have heavily affected networking and communications companies, we have seen these conditions also affect the broader base of our customers including systems companies and integrated circuit companies. All of these trends have affected our business in North America, and to an extent, our business in Europe and other international locations. This has resulted in a lower level of demand for all of our products as well as longer sales cycles. This slowdown could continue or worsen, and may further extend to other geographic regions. A continuation or further decline of current economic conditions, or extension of such conditions to other geographic regions or industries, would continue to adversely impact our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

   Since our inception, we have incurred significant net losses, including net losses of $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of research and development, sales and marketing and general and administrative expenses. Therefore, although we achieved profitability in 2001, we will need to generate significant revenue to maintain profitability in future periods. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

   Our expenses may increase in the next 12 months as we:

   . continue to incur research and development expenses to enhance our existing products and technologies;

   . attempt to develop additional logic synthesis, physical synthesis or other products;

   . expand our direct sales force outside North America;

   . may increase the size of our customer support organization and begin to provide consulting services; and

   . may reduce the cost control measures put in place during 2001 and early
     2002.

   Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to maintain profitability and could negatively impact the market price of our common stock.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, or revenues could decline, which could cause our stock price to decline

   Our annual rates of revenue growth were 42% in 2001, 90% in 2000 and 65% in 1999. We anticipate that we will not maintain our historical rates of revenue growth in 2002. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, our revenue growth could be negatively affected. Growing competition and our inexperience in selling our products to customers that design ASICs and SoCs could also adversely affect our revenue growth. Our revenue could decline as a result of technological changes that negatively affect the demand for FPGAs, ASICs and SOCs. In addition, we have recently seen, and expect to continue to see, an increase in the number and dollar amount of time-based license agreements entered into. These agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. This could affect our expected revenue growth due to the delayed revenue recognition for such licenses versus our perpetual licenses. Any significant decrease in our rate of revenue growth, or a decline in revenues, would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

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

Our quarterly operating results and stock price may fluctuate, because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

   Because of the rapidly evolving market for FPGAs, ASICs and SOCs, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time to initiate and complete a sale for our FPGA products is generally short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock.

   In addition, we expect to experience fluctuations in the sale of licenses for our products due to seasonality. For example, we expect that sales may decline during the summer months, particularly in European markets. We have experienced and anticipate we will continue to experience relatively lower product bookings in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which these capital budgeting and customer purchasing cycle variations and sales incentives may reduce our sales because our revenue growth during the past few years may have largely overshadowed these factors in previous periods.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

   Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 82%, 83% and 93% of our license revenue in 2001, 2000 and 1999, respectively. We expect that the revenue from these products will continue to account for a majority of our license revenue for at least the next fiscal year. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

  . general economic factors including economic slowdowns and recessions, in both domestic and foreign markets;

  . the growth and changing requirements of the programmable semiconductor market, particularly with respect to FPGAs;

  . the performance, quality, price and total cost of ownership of our software products relative to other logic synthesis products for FPGAs; and

  . the maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors' FPGAs and software.

We may not succeed in developing, marketing and selling new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

   We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. Developing new products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to successfully develop, market and sell new products and enhance our current products, our operating results will decline.

   We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. We will need to continue to increase sales of these products in order to grow our revenue and profitability. We introduced our Certify SC product in May 2001 and our Synplify ASIC product in June 2001, both of which began contributing to revenue on a limited basis in the second half of 2001. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products, especially our ASIC synthesis product. In addition, sales of our ASIC synthesis product may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our Certify SC product or other new products, or our entry into the ASIC logic synthesis product market or other new markets, will be successful. If customers do not accept and widely adopt such newly introduced products, our operating results could decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

   We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 75%, 73% and 45% of our license revenue in 2001, 2000 and 1999, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We have recently seen a decline in our maintenance renewal rate. If we continue to experience this decline, our maintenance revenue could decline.

If we continue to experience any increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

   We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the FPGA product. As a result of the current economic slowdown, we have experienced an increase in the length of our sales cycle. In particular, we have seen a lengthening of sales cycles in North America and Europe. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, customers often purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have sufficient historical experience selling our Certify SC product to determine how the sales cycle for this product will affect our revenue; however, the sales cycle could be longer than we expect and could result in unpredictability in our revenue from quarter to quarter. The sales cycle for our Certify product and our new Synplify ASIC product is expected to be longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for this equipment continues to decline

   Demand for networking and communications equipment has declined during the last 18 months due to reduced capital spending and delays in network build-outs. In addition, demand for networking and communications equipment may decline as a result of highly publicized financial difficulties and bankruptcies of internet service providers and telecommunications companies such as Global Crossings. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment and never adopt networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of networking and communications equipment.

The markets for FPGAs, ASICs and SoCs are evolving rapidly and if these markets do not develop and expand as we anticipate, our revenue may not grow because our products may not be needed

   We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications equipment and other applications. If the role of FPGAs in communications infrastructure equipment and computer networking equipment does not increase, or decreases, our revenue would decline. The FPGA market may not grow if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs and SoCs in order for our revenue to increase. If demand for our software products were to decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors' assessment that the growth potential for sales of our licenses is limited.

   The markets for FPGAs, ASICs and SoCs are evolving rapidly and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

   . educate potential designers, networking and communications equipment manufacturers and other electronics companies about the benefits of FPGAs, ASICs and SoCs and the use of logic synthesis, physical synthesis and verification products to design them;

   . establish and maintain relationships with leading FPGA manufacturers, electronic equipment designers, networking and communications equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers;

   . predict and base our products on technology that ultimately becomes industry standard; and

   . penetrate the ASIC synthesis marketplace with our new ASIC synthesis product.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

   We believe that our success in maintaining acceptance in FPGA markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera and Xilinx. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has begun selling a synthesis product that could be competitive with our Synplify product. These manufacturers may adversely impact the price of our FPGA synthesis products through the expansion of their distribution of our competitors' products. Either of these developments could harm our business and financial prospects.

We need to develop our marketing, sales and ASIC library development relationships with leading ASIC manufacturers, and if these relationships are not developed, we may have difficulty introducing and selling our ASIC synthesis products and our revenue could be negatively impacted

   We believe that our success in penetrating the ASIC market depends in part on our ability to develop our strategic marketing, sales and ASIC library development relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating broad market acceptance of our ASIC synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we have recently announced strategic relationships with ASIC vendors Fujitsu(R) Limited and Chip Express(R) to support our Synplify ASIC product. The companies will work with us to integrate our software into their ASIC design flows. If we are unable to continue to develop such relationships or do not do so in a timely manner, we may have difficulty selling our ASIC synthesis products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could prevent our revenue from increasing.

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

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

   We utilize semiconductor distributors Insight Electronics LLC and Arrow Electronics to refer customers to us, which account for a portion of our license sales in North America. A portion of our sales outside North America and Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 9%, 14% and 20% of our total revenue in 2001, 2000 and 1999, respectively. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

If we are unable to continue to expand our customer support organization, we may not be able to retain our existing customers or attract new customers, and our revenues could decline as a result

   We plan to continue to increase our customer support staff on a limited basis to support new customers and the expanding needs of our existing customers. If our level of hiring is not adequate and we are unable to expand our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers, customers may not renew their maintenance or we may not be able to attract new customers.

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs as a result of their greater financial resources and distribution channels, which could cause our sales to decline

   We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unmarketable. Even if our competitors' standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

We may not be able to compete effectively if our products are delayed or do not incorporate new specifications, and if we cannot compete effectively, our business could be damaged

   Our future success depends on our ability to enhance existing products, develop and introduce new products, satisfy customer requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner. Significant delays in new product releases or significant problems or delays in enhancing existing products or implementing new products to keep pace with new FPGA specifications or ASIC features could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced products and we may experience similar delays in the future.

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

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors' products

   Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may also acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, during 2001, Synopsys entered into an agreement to acquire Avant!(R) Corporation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products' intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

   Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed and/or been issued a limited number of patent applications. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

Our recent growth has placed a significant strain on our management, systems and resources, and we may be unable to effectively control our costs and implement our business strategies as a result

   We have continued to increase the scope of our operations and our headcount has grown substantially. Our total number of employees increased to 266 as of December 31, 2001 from 210 as of December 31, 2000 and 140 as of December 31, 1999. Our productivity and the quality of our products may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

We rely on the services of key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace

   Our products and technologies are complex and we rely on experienced and knowledgeable research and development, customer support and sales personnel. In particular, we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder, and Robert Erickson, our Vice President of Engineering. There are a limited number of qualified people with the technical skills and understanding of FPGAs, ASICs and SoCs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected. In addition, although we maintain key person life insurance on Mr. McElvain, we do not maintain key person life insurance on any of our other employees and the amount of the policy on Mr. McElvain may be inadequate to compensate us for his loss.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

   Customers outside North America accounted for approximately $11.8 million, $7.1 million and $3.6 million of our total revenue in 2001, 2000 and 1999, respectively. The dollar amount of our international sales must grow substantially in order for us to maintain profitability. We have increased our international sales activities, but we still have limited experience marketing and directly selling our products internationally. In the second quarter of 2001, we started seeing a slowdown of orders in Europe and other international locations. A continuation or further decline in these economic conditions, or an extension of such conditions to more international locations, would adversely impact our business.

   We have international sales offices in the United Kingdom, France, Germany, the Netherlands, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, on January 1, 2001, we began direct sales to our customers in Japan in yen and expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

   . relatively higher personnel and operating costs which may not result in additional revenue;

   . revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

   . the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and slower demand for products;

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

   . foreign currency fluctuations; and

   . political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment.

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

   Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages. Although we maintain general business insurance, our coverage does not extend to product liability claims and we cannot assure that our resources would be sufficient to pay a damages award if one were to arise.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

   As of December 31, 2001, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 61% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 24%, 21% and 20% of our total revenue in 2001, 2000 and 1999, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders' equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

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

   As of December 31, 2001, our cash equivalents consisted primarily of money market funds, U.S. government agency notes and certificates of deposit, and our short-term investments consisted primarily of corporate notes, U.S. government agency notes and certificates of deposit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements and the independent auditors' report appear on pages 37 through 55 of this Annual Report.

Quarterly Data (unaudited)

                                                        Quarter Ended
                          ------------------------------------------------------------------------
                          Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                            2001     2001      2001     2001     2000     2000      2000     2000
                          -------- --------- -------- -------- -------- --------- -------- --------
                                            (in thousands, except per share data)
Revenue:
   License............... $ 7,362   $ 7,599  $ 8,287  $ 8,879  $ 8,530   $6,722    $5,807  $ 3,947
   Maintenance...........   4,683     4,483    4,188    3,721    3,000    2,478     2,231    1,875
                          -------   -------  -------  -------  -------   ------    ------  -------
       Total revenue.....  12,045    12,082   12,475   12,600   11,530    9,200     8,038    5,822
Gross profit.............  11,506    11,514   11,929   12,098   11,048    8,672     7,680    5,407
Net income (loss)........ $   125   $   328  $    98  $   756  $   341   $ (161)   $ (980) $(1,847)

Earnings per share:
   Basic................. $   .01   $   .01  $    --  $   .03  $   .02   $ (.01)   $ (.07) $  (.14)
   Diluted............... $    --   $   .01  $    --  $   .03  $   .01   $ (.01)   $ (.07) $  (.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 2002 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business--Management" and certain other information required by this item is incorporated by reference from the section captioned
"Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements

   The following consolidated financial statements are included in this Annual Report on Form 10-K:

                                                                          Page
                                                                          ----
 Report of Ernst & Young LLP, Independent Auditors.......................  37
 Consolidated Financial Statements:
 Consolidated Balance Sheets.............................................  38
 Consolidated Statements of Operations...................................  39
 Consolidated Statements of Shareholders' Equity (Net Capital Deficiency)  40
 Consolidated Statements of Cash Flows...................................  41
 Notes to Consolidated Financial Statements..............................  42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Synplicity, Inc.

   We have audited the accompanying consolidated balance sheets of Synplicity, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index appearing under Item 14(a)(2) of the Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/   ERNST & YOUNG LLP

Palo Alto, California
January 18, 2002

                               SYNPLICITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                           December 31,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
Assets:
Current assets:
   Cash and cash equivalents........................................................... $ 16,855  $ 24,452
   Short-term investments..............................................................   31,018    12,083
   Accounts receivable, less allowances of $633 and $487 at December 31, 2001 and
     2000, respectively................................................................    7,286     6,479
   Other current assets................................................................      895     1,114
                                                                                        --------  --------
       Total current assets............................................................   56,054    44,128
   Long-term investments...............................................................       --     4,688
   Property and equipment, net.........................................................    3,283     2,466
   Other assets........................................................................      568       681
                                                                                        --------  --------
       Total assets.................................................................... $ 59,905  $ 51,963
                                                                                        ========  ========

Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable and accrued liabilities............................................    2,977     3,274
   Accrued compensation................................................................    2,138     2,345
   Deferred revenue....................................................................   10,992     7,782
   Current portion of capital lease obligations........................................       71        75
                                                                                        --------  --------
       Total current liabilities.......................................................   16,178    13,476
   Long-term note payable to shareholder...............................................       --       125
   Long-term portion of capital lease obligations......................................       --        71

Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value, issuable in series: 10,000,000 shares authorized; no
     shares issued and outstanding at December 31, 2001 and 2000.......................       --        --
   Common stock, no par value: 110,000,000 shares authorized; 24,969,461 and
     24,254,283 shares issued and outstanding at December 31, 2001 and December 31,
     2000, respectively................................................................   54,109    51,388
Additional paid-in capital.............................................................    3,694     3,838
Notes receivable from officers.........................................................     (294)     (468)
Deferred stock-based compensation......................................................   (1,501)   (2,657)
Accumulated deficit....................................................................  (12,503)  (13,810)
Accumulated other comprehensive income.................................................      222        --
                                                                                        --------  --------
       Total shareholders' equity......................................................   43,727    38,291
                                                                                        --------  --------
       Total liabilities and shareholders' equity...................................... $ 59,905  $ 51,963
                                                                                        ========  ========

                            See accompanying notes.

                               SYNPLICITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended December 31,
 -                                                -------------------------------
                                                    2001        2000      1999
                                                   -------     -------   -------
 Revenue:
 License......................................... $32,126     $25,006   $13,019
 Maintenance.....................................  17,076       9,584     5,156
                                                   -------     -------   -------
    Total revenue...............................   49,202      34,590    18,175
 Cost of revenue:
 Cost of license.................................     237         246       239
 Cost of maintenance.............................   1,918       1,537     1,187
                                                   -------     -------   -------
    Total cost of revenue.......................    2,155       1,783     1,426
                                                   -------     -------   -------
 Gross profit....................................  47,047      32,807    16,749
 Operating expenses:
 Research and development........................  19,353      13,286     8,018
 Sales and marketing.............................  21,500      18,293    12,903
 General and administrative......................   5,493       3,570     2,586
 Stock-based compensation(1).....................   1,012         952       175
                                                   -------     -------   -------
    Total operating expenses....................   47,358      36,101    23,682
                                                   -------     -------   -------
 Loss from operations............................    (311)     (3,294)    6,933)
 Other income (expense), net.....................   1,922         647        (7)
                                                   -------     -------   -------
 Income (loss) before income taxes...............   1,611      (2,647)   (6,940)
 Provision for income taxes......................     304          --        --
                                                   -------     -------   -------
    Net income (loss)...........................  $ 1,307     $(2,647)  $(6,940)
                                                   =======     =======   =======
 Basic and diluted net loss per common share..... $  0.05     $ (0.16)  $ (0.52)
                                                   =======     =======   =======
 Shares used in basic per share calculation......  24,422      16,115    13,227
                                                   =======     =======   =======
 Shares used in diluted per share calculation....  27,205      16,115    13,227
                                                   =======     =======   =======
 --------
 (1)  Amortization of deferred stock-based compensation relates to the following:

                                                    2001        2000      1999
                                                   -------     -------   -------
    Cost of maintenance revenue.................. $    33     $    28   $     5
    Research and development.....................     423         464       113
    Sales and marketing..........................     408         403        55
    General and administrative...................     148          57         2
                                                   -------     -------   -------
        Total.................................... $ 1,012     $   952   $   175
                                                   =======     =======   =======

                            See accompanying notes.

                               SYNPLICITY, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                (in thousands)


                                                                     Convertible                                Notes
                                                                   Preferred Stock   Common Stock  Additional Receivable
                                                                  ----------------  --------------  Paid-in      From
                                                                  Shares   Amount   Shares Amount   Capital    Officers
                                                                  ------  --------  ------ ------- ---------- ----------
Balance at December 31, 1998.....................................    889  $  1,974  13,766 $   847   $   54     $(312)
   Issuance of Series B preferred stock, net of $96 of issuance
    costs........................................................  1,754     7,404      --      --       --        --
   Issuance of common stock upon exercise of stock options.......     --        --     583     443       --      (156)
   Deferred compensation.........................................     --        --      --      --    2,397        --
   Amortization of deferred stock-based compensation.............     --        --      --      --       --        --
   Net loss (comprehensive loss).................................     --        --      --      --       --        --
                                                                  ------  --------  ------ -------   ------     -----
Balance at December 31, 1999.....................................  2,643     9,378  14,349   1,290    2,451      (468)
   Issuance of Series C preferred stock, net of $20 of issuance
    costs........................................................    772     5,480      --      --       --        --
   Issuance of common stock upon exercise of stock options.......     --        --     856   1,480       --        --
   Issuance of common stock upon conversion of preferred
    stock........................................................ (3,415)  (14,858)  4,304  14,858       --        --
   Issuance of common stock in connection with initial public
    offering, net of $4,200 of issuance costs....................     --        --   4,745  33,760       --        --
   Deferred stock-based compensation.............................     --        --      --      --    1,387        --
   Amortization of deferred stock-based compensation.............     --        --      --      --       --        --
   Net loss (comprehensive loss).................................     --        --      --      --       --        --
                                                                  ------  --------  ------ -------   ------     -----
Balance at December 31, 2000.....................................     --        --  24,254  51,388    3,838      (468)
   Issuance of common stock from stock option exercises, our
    employee stock purchase plan and warrants exercised..........     --        --     715   2,721       --        --
   Repayment of notes receivable from officers...................     --        --      --      --       --       174
   Amortization of deferred stock-based compensation.............     --        --      --      --       --        --
   Deferred stock-based compensation adjustment for canceled
    options......................................................     --        --      --      --     (144)       --
   Comprehensive income:
    Net income...................................................     --        --      --      --       --        --
    Other comprehensive income:
      Foreign currency translation adjustments...................     --        --      --      --       --        --
      Net change in unrealized gain on investments...............     --        --      --      --       --        --

    Total other comprehensive income.............................

   Total comprehensive income....................................
                                                                  ------  --------  ------ -------   ------     -----
Balance at December 31, 2001.....................................     --  $     --  24,969 $54,109   $3,694     $(294)
                                                                  ======  ========  ====== =======   ======     =====

                                                                                                             Total
                                                                                            Accumulated  Shareholders'
                                                                    Deferred                   Other      Equity (Net
                                                                  Stock-based  Accumulated Comprehensive    Capital
                                                                  Compensation   Deficit      Income      Deficiency)
                                                                  ------------ ----------- ------------- -------------
Balance at December 31, 1998.....................................   $    --     $ (4,223)      $ --         $(1,660)
   Issuance of Series B preferred stock, net of $96 of issuance
    costs........................................................        --           --         --           7,404
   Issuance of common stock upon exercise of stock options.......        --           --         --             287
   Deferred compensation.........................................    (2,397)          --         --              --
   Amortization of deferred stock-based compensation.............       175           --         --             175
   Net loss (comprehensive loss).................................        --       (6,940)        --          (6,940)
                                                                    -------     --------       ----         -------
Balance at December 31, 1999.....................................    (2,222)     (11,163)        --            (734)
   Issuance of Series C preferred stock, net of $20 of issuance
    costs........................................................        --           --         --           5,480
   Issuance of common stock upon exercise of stock options.......        --           --         --           1,480
   Issuance of common stock upon conversion of preferred
    stock........................................................        --           --         --              --
   Issuance of common stock in connection with initial public
    offering, net of $4,200 of issuance costs....................        --           --         --          33,760
   Deferred stock-based compensation.............................    (1,387)          --         --              --
   Amortization of deferred stock-based compensation.............       952           --         --             952
   Net loss (comprehensive loss).................................        --       (2,647)        --          (2,647)
                                                                    -------     --------       ----         -------
Balance at December 31, 2000.....................................    (2,657)     (13,810)        --          38,291
   Issuance of common stock from stock option exercises, our
    employee stock purchase plan and warrants exercised..........        --           --         --           2,721
   Repayment of notes receivable from officers...................        --           --         --             174
   Amortization of deferred stock-based compensation.............     1,012           --         --           1,012
   Deferred stock-based compensation adjustment for canceled
    options......................................................       144           --         --              --
   Comprehensive income:
    Net income...................................................        --        1,307         --           1,307
    Other comprehensive income:
      Foreign currency translation adjustments...................        --           --        118             118
      Net change in unrealized gain on investments...............        --           --        104             104
                                                                                                            -------
    Total other comprehensive income.............................                                               222
                                                                                                            -------
   Total comprehensive income....................................                                             1,529
                                                                    -------     --------       ----         -------
Balance at December 31, 2001.....................................   $(1,501)    $(12,503)      $222         $43,727
                                                                    =======     ========       ====         =======

                            See accompanying notes.

                               SYNPLICITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                            Year Ended December 31,
                                                                                          ---------------------------
                                                                                            2001      2000     1999
                                                                                          --------  --------  -------
Operating activities
Net income (loss)........................................................................ $  1,307  $ (2,647) $(6,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation.........................................................................    1,669     1,169      946
    Amortization of deferred stock-based compensation....................................    1,012       952      175
    Gain on sale of investments..........................................................      (72)       --       --
    Changes in operating assets and liabilities:
       Accounts receivable...............................................................     (807)   (2,811)    (426)
       Other current assets..............................................................      219      (645)    (350)
       Other assets......................................................................      113      (322)     (52)
       Accounts payable and accrued liabilities..........................................     (297)      619    1,629
       Accrued compensation..............................................................     (207)    1,761     (267)
       Deferred revenue..................................................................    3,210     2,343    1,913
                                                                                          --------  --------  -------
          Net cash provided by (used in) operating activities............................    6,147       419   (3,372)
                                                                                          --------  --------  -------
Investing activities
Purchases of property and equipment......................................................   (2,486)   (1,645)  (1,287)
Purchases of short-term investments......................................................  (52,231)  (16,620)      --
Purchases of long-term investments.......................................................   (1,418)   (4,688)      --
Maturities of short-term investments.....................................................   33,400     4,537       --
Sale of long-term investments............................................................    6,178        --       --
                                                                                          --------  --------  -------
          Net cash used in investing activities..........................................  (16,557)  (18,416)  (1,287)
                                                                                          --------  --------  -------
Financing activities
Borrowing under revolving line of credit.................................................       --     2,000       --
Repayment of revolving line of credit....................................................       --    (2,000)      --
Proceeds from capital lease obligations..................................................       --       201
Payments on capital lease obligations....................................................      (75)   (1,105)  (1,341)
Proceeds from sale of common stock.......................................................    2,721    35,240      286
Proceeds from issuance of preferred stock................................................       --     5,480    7,404
Proceeds from notes payable to officers..................................................       --        --      400
Repayment of notes payable to officers...................................................       --        --     (650)
Repayment of note payable to shareholder.................................................     (125)       --       --
Payments received on notes receivable from officers......................................      174        --       --
                                                                                          --------  --------  -------
          Net cash provided by financing activities......................................    2,695    39,816    6,099
                                                                                          --------  --------  -------
Effect of exchange rate changes on cash..................................................      118        --       --
                                                                                          --------  --------  -------
Net increase (decrease) in cash and cash equivalents.....................................   (7,597)   21,819    1,440
Cash and cash equivalents at beginning of period.........................................   24,452     2,633    1,193
                                                                                          --------  --------  -------
Cash and cash equivalents at end of period............................................... $ 16,855  $ 24,452  $ 2,633
                                                                                          ========  ========  =======
Supplemental disclosure of cash flow information
Cash paid for interest................................................................... $     40  $    132  $   136
                                                                                          ========  ========  =======
Cash paid for income taxes............................................................... $    214  $     --  $    --
                                                                                          ========  ========  =======
Supplemental schedule of noncash financing activities
Issuance of common stock in exchange for notes receivable from officers.................. $     --  $     --  $   156
                                                                                          ========  ========  =======
Deferred compensation related to stock options........................................... $   (144) $  1,387  $ 2,397
                                                                                          ========  ========  =======

                            See accompanying notes.

                               SYNPLICITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

  Organization and Business

   Synplicity, Inc. ("we" or "us") was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, computer and peripheral, consumer and military/aerospace electronics systems.

  Principles of Consolidation

   The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Foreign Currency Translation

   The functional currency of our foreign subsidiaries is the United States dollar, with the exception of our Japanese subsidiary. Beginning January 1, 2001, our Japanese subsidiary adopted the yen as its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment,which are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders' equity. To date, we have not entered into foreign currency forward exchange contracts.

  Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. For example, estimates and assumptions are used in recognizing or deferring revenue, and in maintaining our allowance for doubtful accounts. Actual results could differ from these estimates.

  Concentration of Credit Risk

   We distribute our products through our direct sales force and third-party distributors principally in North America, mainly the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated potential credit losses, and such losses to date have not been material.

   No customer or distributor accounted for 10% or more of total revenue for the years ended December 31, 2001, 2000 and 1999.

   Sales to customers outside of North America accounted for $11.8 million, $7.1 million and $3.6 million of our total revenue in the years ended December 31, 2001, 2000 and 1999, respectively.

                               SYNPLICITY, INC.

  Cash Equivalents and Investments

   All of our cash equivalents and investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in shareholders' equity as a component of accumulated other comprehensive income, net of tax, if any. The fair value of the investments is based on quoted market prices. Realized gains and losses are included in other income. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, while investments that have maturities greater than three months at the date of purchase are considered either short-term investments if they mature within twelve months of the balance sheet date, or long-term investments if they mature beyond twelve months of the balance sheet date. The cost of securities sold is based upon the specific identification method.

  Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years to seven years.

  Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), we review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, we did not have any such losses.

  Revenue Recognition

   We primarily sell perpetual licenses to use our software products and sell related maintenance services. For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed and determinable, collection of the fee is probable based on completed credit review procedures and there are no remaining obligations by us. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Furthermore, revenue on arrangements with extended payment terms that have met all other required revenue recognition criteria are recognized as payments are received, and sales to distributors and resellers are generally recognized when the distributor or reseller has resold the product to an end user and we have received payment from them.

   We offer maintenance to customers, which requires us to perform continuing service and support and allows customers to receive unspecified product upgrades. In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and our history of charging our customers for maintenance renewals. In general, maintenance is offered at 20% of the list license price of the product. Under the residual method, the list price of the maintenance is deferred and any discount on the sale is allocated

                               SYNPLICITY, INC.

to the delivered elements. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

   We also sell time-based licenses to use our software products for specified periods of time. Revenue from time-based licenses is allocated to license and maintenance revenue and recognized ratably over the period of the license as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these licenses is not priced or offered separately. In addition, we have provided a limited feature version of one of our products to certain field programmable gate array ("FPGA") manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these arrangements is not priced or offered separately.

  Product Development Costs

   Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs we incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all product development costs have been charged to operations as incurred.

  Advertising

   Costs related to advertising are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $691,000, $659,000 and $490,000, respectively.

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

   All stock-based awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18. Stock-based awards to non-employees not immediately vested are subject to periodic revaluation over their vesting terms.

  Stock Split

   On July 27, 2000, we effected a two-for-three reverse split of our common stock and preferred stock. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

                               SYNPLICITY, INC.

  Accumulated Other Comprehensive Income

   We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the years ended December 31, 2000 and 1999, our comprehensive loss was the same as net loss as there were no adjustments reported in shareholders' equity that were included in the computation. For the year ended December 31, 2001, the components of comprehensive income have been included in the Statement of Shareholders' Equity (Net Capital Deficiency).

  Segment Information

   We follow Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in only one industry segment, the development and licensing of software products that are used in the design and verification of semiconductors.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material effect on our operating results or financial position as we have had no business combinations to date.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material effect on our operating results or financial position.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). The objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that the adoption will have a material affect on our operating results or financial position.

                               SYNPLICITY, INC.

2.  Financial Instruments

   Available-for-sale securities were as follows as of December 31, 2001 and 2000 (in thousands):

                                                     Unrealized  Fair Market
                                              Cost   Gain (Loss)    Value
                                             ------- ----------- -----------
    2001
    Cash equivalents:
       Money market funds................... $ 5,352    $ --       $ 5,352
       U.S. government agency notes.........   4,795       1         4,796
       Certificate of Deposit...............   2,000      --         2,000
                                             -------    ----       -------
           Total cash equivalents........... $12,147    $  1       $12,148
                                             =======    ====       =======
    Short-term investments:
       U.S. government agency notes......... $23,023    $ 81       $23,104
       Corporate notes......................   6,884      20         6,904
       Certificate of Deposit...............   1,008       2         1,010
                                             -------    ----       -------
           Total short-term investments..... $30,915    $103       $31,018
                                             =======    ====       =======
    2000
    Cash equivalents:
       Money market funds................... $ 9,420      --       $ 9,420
       U.S. government agency notes.........   9,997      --         9,997
       Commercial paper.....................   3,963      --         3,963
                                             -------    ----       -------
           Total cash equivalents........... $23,380      --       $23,380
                                             =======    ====       =======
    Short-term investments:
       U.S. government agency notes......... $ 8,012      --       $ 8,012
       Corporate notes......................   4,071      --         4,071
                                             -------    ----       -------
           Total short-term investments..... $12,083      --       $12,083
                                             =======    ====       =======
    Long-term investments:
       U.S. government agency notes......... $ 3,105      --       $ 3,105
       Corporate notes......................   1,583      --         1,583
                                             -------    ----       -------
           Total long-term investments...... $ 4,688      --       $ 4,688
                                             =======    ====       =======

   Unrealized gains and losses on cash equivalents and investments were immaterial for the year ended December 31, 2000.

                               SYNPLICITY, INC.

3.  Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                December 31,
                                              ----------------
                                               2001     2000
                                              -------  -------
                Computer hardware............ $ 4,178  $ 2,365
                Computer software............   1,088      768
                Furniture and fixtures.......   1,851    1,557
                Leasehold improvements.......     410      351
                                              -------  -------
                                                7,527    5,041
                Less accumulated depreciation  (4,244)  (2,575)
                                              -------  -------
                                              $ 3,283  $ 2,466
                                              =======  =======

4.  Commitments and Contingencies

  Operating Leases

   We lease our corporate facility in Sunnyvale, California and lease a number of sales offices in various states as well as in certain other countries. In October 1999, we entered into a new corporate facility lease expiring in September 2002. We also have operating leases for certain of our equipment under an equipment lease financing agreement as described below. Rent expense was $2.3 million, $1.8 million and $875,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Long-Term Debt

   In April 1997, we entered into a business loan agreement with a commercial bank which was amended in September 1998. The agreement provides for a $3.0 million revolving line of credit, a $1.0 million equipment advance and a $400,000 straight line of credit. The lines of credit are collateralized by substantially all of our assets other than equipment purchased with the equipment advance. Under the terms of the agreement, we are required to maintain certain financial covenants. As of December 31, 2001, we were in compliance with each of the required covenants.

   The revolving line of credit agreement allows us to borrow up to $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate and there was no outstanding debt related to this line of credit at December 31, 2001 or 2000. The agreement expires in March 2002 and we are currently in the process of renewing the line.

   The equipment advance allowed us to borrow up to $1.0 million, subject to certain limits based on financial covenants. We borrowed on this line until September 1999. Borrowings under the equipment advance bore interest at the bank's prime rate plus 0.25%. We utilized all $1.0 million of the equipment advance. During 2000, we repaid the remaining principal balance.

   The straight line of credit agreement allowed us to borrow up to $400,000 to purchase equipment. Borrowings under this line of credit bore interest at the bank's prime rate plus 0.5%. We utilized all $400,000 of this line. During 2000, we repaid the remaining principal balance.

   In November 1999, we entered into an equipment lease financing agreement with a lessor that provides for leasing of up to $1.5 million of equipment, including up to $450,000 of software and tenant improvements. All

                               SYNPLICITY, INC.

scheduled leases are payable in 36 equal monthly installments. Based on the terms of the individual leases, the leases are treated as either operating or capital. Additionally, we granted the lessor fully vested warrants to purchase up to 14,035 shares of common stock at $4.28 per share, which were exercised during 2001. At December 31, 2001 and 2000, $71,000 and $146,000, respectively, of capital leases were outstanding under this agreement. All of the amount outstanding as of December 31, 2001 is due during 2002. The equipment capitalized under this agreement had a cost of approximately $201,000 and accumulated depreciation of approximately $151,000 and $84,000 as of December 31, 2001 and 2000, respectively. As of December 31, 2001 the availability of additional borrowings under this agreement had been terminated.

  Future Payments

   The future contractual obligations at December 31, 2001 are as follows (in thousands):

                                                      Payments Due By Year
                                                     -----------------------
                                                      2002  2003 2004 Total
   -                                                 ------ ---- ---- ------
   Operating Leases................................. $1,663 $253 $10  $1,926
   Capital Leases...................................     75   --  --      75
                                                     ------ ---- ---  ------
      Total......................................... $1,738 $253 $10  $ 2001
                                                     ====== ==== ===  ======

   The amount representing interest on the capital leases for 2002 is $4,000. The present value of future minimum lease payments on the capital lease is $71,000, all of which is a current liability.

  Legal Proceedings

   From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations and financial condition.

5.  Related Party Notes

   In September 1998, we received two full-recourse notes from one of our officers with a principal amount totaling $312,000. The proceeds were used to purchase shares of our common stock, which were pledged as collateral for the notes. Principal and interest are due and payable upon the earlier of September 2003, when the corresponding stock is sold or 90 days after the termination of the officer's employment with us. The notes accrue interest at the rate of 5.5% per annum and are accounted for in shareholders' equity. During 2001, $18,000 of the principal amount was repaid, leaving an outstanding principal balance of $294,000 as of December 31, 2001.

   In November and December 1999, we received two full-recourse notes from one of our officers with a principal amount totaling $156,250. The proceeds were used to purchase shares of our stock which were pledged as collateral for the notes. Principal and interest are due and payable upon the earliest of five years from the date of the notes, when the corresponding stock is sold or 90 days after the termination of the officer's employment with us. The notes accrued interest at the rate of 6.2% per annum and are accounted for in shareholder's equity. During 2001, the notes were repaid in full.

   In November 1995, we issued a note to a shareholder with a principal amount of $125,000. All principal was due and payable on October 31, 2002, and simple interest of 6.11% was due at the end of each calendar year. During 2001, we repaid the note in full.

                               SYNPLICITY, INC.

6.  Net Income (Loss) Per Share

   In accordance with Statement of Financial Accounting Standards No. 128, we have computed basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options and warrants to purchase common stock, if dilutive.

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                                            Years Ended December 31,
                                                                           -------------------------
                                                                            2001     2000     1999
                                                                           -------  -------  -------
Net income (loss)......................................................... $ 1,307  $(2,647) $(6,940)
                                                                           -------  -------  -------
Basic weighted average shares:
   Weighted-average shares of common stock outstanding....................  24,613   16,833   14,098
   Less: weighted-average shares subject to repurchase....................    (191)    (718)    (871)
                                                                           -------  -------  -------
   Weighted-average shares used in computing basic net income (loss) per
     share................................................................  24,422   16,115   13,227
                                                                           =======  =======  =======
Basic net income (loss) per common share.................................. $  0.05  $ (0.16) $ (0.52)
                                                                           =======  =======  =======
Diluted weighted average shares:
   Shares used above......................................................  24,422   16,115   13,227
   Add back: weighted-average shares subject to repurchase................     191       --       --
   Effect of dilutive securities:
       Stock options......................................................   2,589       --       --
       Warrants...........................................................       3       --       --
                                                                           -------  -------  -------
   Weighted-average shares used in computing diluted net income per share.  27,205   16,115   13,227
                                                                           =======  =======  =======
Diluted net income (loss) per common share................................ $  0.05  $ (0.16) $ (0.52)
                                                                           =======  =======  =======

   We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss per share for the years ended December 31, 2000 and 1999, which aggregated 4,242,464 shares and 4,023,277 shares, respectively, because all such securities were antidilutive. Weighted average options outstanding to purchase 871,045 shares of common stock for the year ended December 31, 2001 were not included in the computation of diluted net income per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

7.  Shareholders' Equity

  Preferred Stock

   Convertible preferred stock has no par value and is issuable in series, with rights and preferences designated by series. In October 1996, we sold 888,885 shares of convertible Series A preferred stock to private investors for an aggregate price of $2.0 million. Each share of Series A preferred stock was convertible into two shares of common stock at the option of the holder. In March 1999, we sold 1,754,384 shares of convertible Series B preferred stock to investors at $4.28 per share for an aggregate price of $7.5 million. Each share of Series B preferred stock was convertible into one share of common stock at the option of the holder. In March 2000, we sold 771,929 shares of convertible Series C preferred stock to investors at $7.13 per share for an aggregate price

                               SYNPLICITY, INC.

of $5.5 million. Each share of Series C preferred stock was convertible into one share of common stock at the option of the holder. Concurrent with the closing of the initial public offering of our common stock in October 2000, all of the then outstanding shares of Series A, B and C preferred stock automatically converted into 4,304,092 shares of common stock. At December 31, 2001 and 2000, there are no shares outstanding and 10,000,000 shares authorized for issuance.

  Common Stock

   In April 2000, our Board of Directors and shareholders approved an amendment to our articles of incorporation to authorize us to issue up to 110,000,000 shares of our common stock.

   In October 2000, we sold 4,300,000 shares of common stock in an initial public offering at a price of $8.00 per share. We sold an additional 445,000 shares of common stock at a price of $8.00 per share in November 2000 to cover over-allotments. Net proceeds from all shares sold, less underwriting discounts and related expenses, were approximately $33.7 million.

   To date, we have sold a total of 1,560,668 shares of common stock to employees in connection with restricted stock purchase agreements. These agreements allow us to repurchase unvested shares in the event that the employee is no longer employed by us. As of December 31, 2001 and 2000, 72,567 shares and 330,483 shares, respectively, were subject to repurchase.

   We have reserved shares of common stock for issuance at December 31, 2001 as follows:

                    Stock Options:
                       Options outstanding........ 5,990,202
                       Reserved for future grants. 2,121,296
                    Employee Stock Purchase Plan..   865,040
                                                   ---------
                                                   8,976,538
                                                   =========

  2000 Employee Stock Purchase Plan

   In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 666,666 shares of our common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 12% of their compensation through payroll deductions during defined offering periods. The Purchase Plan is implemented in a series of overlapping 24 month offering periods, and each offering period consists of four six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, equal to the least of 666,666 shares, 2.0% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by the Board.

  Stock Options

   As described below, we have three stock option plans (collectively, the "Option Plans") under which incentive stock options and/or nonstatutory options may be granted to our employees, consultants, and directors. Options are granted under the Option Plans at prices not less than the fair value on the date of the grant. Stock

                               SYNPLICITY, INC.

options to new employees generally vest and become exercisable in the amount of 25% of the total number of shares after one year and on a ratable basis over the subsequent 36 months. The options generally expire in ten years. However, in the case of incentive stock options granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of any class of our stock, the term of the option is five years from the date of grant and the per share exercise price is 110% of the fair market value on the date of grant.

   Under the 1995 Stock Option Plan (the "1995 Plan") we were authorized to issue 7,400,000 shares of common stock for the grant of options. In 2000, our Board of Directors approved the termination of the 1995 Plan as to future option grants to be effective October 2000. The remaining 200,207 authorized shares available for grant out of the 1995 Plan expired. In the future, any options from the 1995 Plan that are canceled will not be available for re-grant.

   In 2000, our Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan") and authorized an initial amount of 2,666,666 shares of common stock for grant under the 2000 Plan. The authorized shares available for issuance increase on the first business day of each year by the least of 2,333,333 shares, 5% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

   In 2000, our Board of Directors adopted the 2000 Director Option Plan (the "Director Plan") and authorized an initial amount of 100,000 shares of common stock for grant under the Director Plan. Each nonemployee director who does not own, or represent a party who owns, 1% or more of our outstanding common stock is automatically granted a nonstatutory stock option to purchase 40,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, each nonemployee director then in office for over six months is automatically granted a nonstatutory option to purchase an additional 10,000 shares of common stock. The Director Plan will terminate in April 2010, unless terminated earlier in accordance with the provisions of the Director Plan. In addition, the Director Plan provides for annual increases in the number of shares available for issuance on the first business day of each year equal to the least of 100,000 shares, fifteen one hundredths of one percent of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

   A summary of option activity under the Option Plans is as follows:

                                                  Options Outstanding
                                          ------------------------------------
                                                                     Weighted-
                               Shares                                 Average
                              Available   Number of   Exercise Price Exercise
                              for Grant    Shares       Per Share      Price
                              ----------  ---------  --------------- ---------
 Balance at December 31, 1999  1,715,794  3,334,580   $ 0.02-$3.75    $ 1.67
 Additional authorization....  2,766,666         --             --        --
 Options granted............. (1,948,974) 1,948,974   $5.10-$14.38    $ 8.20
 Options exercised...........         --   (855,548)  $0.15-$ 6.00    $ 1.73
 Options canceled............    299,387   (299,387)  $0.15-$11.00    $ 2.91
 Authorized shares expired...   (200,207)        --             --        --
                              ----------  ---------
 Balance at December 31, 2000  2,632,666  4,128,619   $0.15-$14.38    $ 2.70
 Additional authorization....  1,249,095         --             --        --
 Options granted............. (1,813,311) 1,813,311   $5.60-$18.90    $11.04
 Options exercised...........         --   (419,016)  $0.15-$ 6.75    $ 1.82
 Options canceled............    180,708   (180,708)  $0.15-$17.24    $ 8.14
 Authorized shares expired...   (127,862)        --             --        --
                              ----------  ---------
 Balance at December 31, 2001  2,121,296  5,342,206   $0.15-$18.90    $ 6.58
                              ==========  =========

                               SYNPLICITY, INC.

   In December 1999, we granted options to purchase an aggregate of 674,662 shares of common stock at an exercise price of $3.75 per share that were outside of the Option Plans. As of December 31, 2001 and 2000, options to purchase 647,996 shares were outstanding.

   The following table summarizes information about all stock options outstanding at December 31, 2001:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
                           Number    Contractual Exercise    Number    Exercise
Range of Exercise Prices Outstanding    Life       Price   Exercisable   Price
------------------------ ----------- ----------- --------- ----------- ---------
                                     (In years)
     $0.15-$1.80........  1,049,765     6.19      $ 1.26      833,782   $ 1.12
     $1.95-$2.93........    797,742     7.48      $ 2.46      419,687   $ 2.43
     $3.75-$6.15........  1,126,196     8.16      $ 4.51      209,064   $ 5.04
     $6.20-$7.95........    875,732     9.19      $ 6.61      124,065   $ 6.56
     $8.00-$11.12.......  1,132,734     8.87      $ 9.82      263,338   $ 9.65
     $11.94-$18.90......  1,008,033     9.14      $14.05       84,976   $13.18
                          ---------                         ---------
                          5,990,202     8.17      $ 6.58    1,934,912   $ 3.87
                          =========                         =========

  Stock-Based Compensation

   During the years ended December 31, 2000 and 1999, we recorded deferred stock-based compensation of $1.4 million and $2.4 million, respectively, representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. The total deferred stock-based compensation of $3.8 million is being amortized by charges to operations on a graded vesting method over the vesting periods of the respective options, generally four years. We recorded amortization of deferred stock- based compensation of approximately $1.0 million, $952,000 and $175,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We recorded a reduction to deferred stock-based compensation of $144,000 for the year ended December 31, 2001 as a result of stock options that were canceled. At December 31, 2001, we had a total of $1.5 million remaining to be amortized over the corresponding vesting period of the respective options. The remaining deferred stock-based compensation at December 31, 2001 is expected to be amortized as follows: $709,000 for the year ending December 31, 2002, $502,000 for the year ending December 31, 2003 and $290,000 for the year ending December 31, 2004 and the balance thereafter. Subsequent terminations of option holders may reduce future stock-based compensation.

   We have elected to follow APB 25 and related interpretations in accounting for our employee stock-based compensation plans. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. For the years ended December 31, 2001 and 2000, the fair value of our stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model. For the year ended December 31, 1999, the fair value of our stock-based awards to employees was estimated at the date

                               SYNPLICITY, INC.

of grant using the minimum value method. For each of the three years ended December 31, 2001, the following weighted-average assumptions were used in the estimations:

                                                      Years Ended December 31,
                                                      -----------------------
                                                       2001       2000   1999
                                                       -----     -----  -----
    Stock Options:
    --------------
    Expected life (years)............................     4          4      4
    Volatility.......................................    98%        75%     0%
    Risk-free interest rate..........................     4%         6%     6%
    Dividend yield...................................    --         --     --
    Weighted average fair value of options granted... $7.84      $4.95  $0.72

    Employee Stock Purchase Plan:
    -----------------------------
    Expected life (years)............................  1.28         --     --
    Volatility.......................................    98%        --     --
    Risk-free interest rate..........................     2%        --     --
    Dividend yield...................................    --         --     --
    Weighted average fair value of options granted... $4.65         --     --

   For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options' vesting period. Pro forma information follows (in thousands, except per share data):

                                                   Years Ended December 31,
                                                  -------------------------
                                                   2001     2000     1999
                                                  -------  -------  -------
   Net income (loss):
    As reported.................................. $ 1,307  $(2,647) $(6,940)
                                                  =======  =======  =======
    Pro forma.................................... $(5,310) $(4,083) $(7,192)
                                                  =======  =======  =======
   Basic and diluted net income (loss) per share:
    As reported.................................. $  0.05  $ (0.16) $ (0.52)
                                                  =======  =======  =======
    Pro forma.................................... $ (0.22) $ (0.25) $ (0.54)
                                                  =======  =======  =======

   The fair value of options granted to consultants during the years ended December 31, 2000 and 1999 were determined using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 6%, contractual life of 4-10 years, dividend yield of zero and expected volatility of 60%. The resulting compensation expense was immaterial.

  Stock Repurchase Program

   In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Common shares reacquired are intended to be used for general corporate purposes. As of December 31, 2001, we had not repurchased any shares under this program.

                               SYNPLICITY, INC.

8.  Income Taxes

   Income (loss) before income taxes and provision for income taxes consist of the following (in thousands):

                                               Years Ended December 31,
                                               ------------------------
                                                2001    2000     1999
                                               ------  -------  -------
       Income (loss) before income taxes:
          United States....................... $2,382  $(1,539) $(6,940)
          Foreign.............................   (771)  (1,108)      --
                                               ------  -------  -------
       Total income (loss) before income taxes $1,611  $(2,647) $(6,940)
                                               ======  =======  =======
       Provision for income taxes:
          Current:
              Federal......................... $   76  $    --  $    --
              State...........................     53       --       --
              Foreign.........................    175       --       --
                                               ------  -------  -------
       Total provision for income taxes....... $  304  $    --  $    --
                                               ======  =======  =======

   We had no provision for taxes in 2000 and 1999 because we incurred a loss for both income tax and financial reporting purposes in those years.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                              Years Ended December 31,
                                              -----------------------
                                               2001     2000   1999
                                              -----    -----  -------
            Expected tax at 35%.............. $ 563    $(926) $(2,429)
            State income taxes...............    53       --       --
            Foreign income taxes.............   175       --       --
            Deferred compensation............   354       --       --
            Federal alternative minimum taxes    76       --       --
            (Benefited) Unbenefited losses...  (917)     926    2,429
                                              -----    -----  -------
                                              $ 304    $  --  $    --
                                              =====    =====  =======

   As of December 31, 2001, we had federal net operating loss carryforwards of approximately $4.4 million. The federal net operating loss carryforwards will expire beginning in 2012, if not utilized. Additionally, as of December 31, 2001, we have $1.5 million of federal research and development tax credits which expire beginning in 2012, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                               SYNPLICITY, INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                                            December 31,
                                                          ----------------
                                                           2001     2000
                                                          -------  -------
    Deferred tax assets:
       Net operating loss carryforwards.................. $ 1,500  $ 3,400
       Research credit carryforwards (federal and state).   2,300    1,400
       Capitalized research expenses.....................     500      600
       Other.............................................     900      800
                                                          -------  -------
    Total deferred tax assets............................   5,200    6,200
    Valuation allowances.................................  (5,200)  (6,200)
                                                          -------  -------
    Net deferred taxes................................... $    --  $    --
                                                          =======  =======

9.  Industry and Geographic Segment Information

   The following table presents enterprise-wide sales to external customers and long-lived assets by geographic areas (in thousands):

                                             Years Ended December 31,
                                             ------------------------
                                               2001    2000    1999
                                             -------  ------- -------
          Total revenues:
             North America.................. $37,451  $27,447 $14,550
             Europe, Middle East............   6,825    4,505   1,728
             Asia...........................   4,926    2,638   1,897
                                             -------  ------- -------
                                             $49,202  $34,590 $18,175
                                             =======  ======= =======
          Long-lived assets (at period end):
             North America.................. $ 2,981  $ 2,255 $ 2,178
             Europe, Middle East............     286      219     166
             Asia...........................     584      673       5
                                             -------  ------- -------
                                             $ 3,851  $ 3,147 $ 2,349
                                             =======  ======= =======

   Revenues by geographic area are based on the location of customers.

10.  Employee Benefit Plan

   We have a 401(k) Plan in which all United States employees age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,000 per employee per year, which totaled $170,000, $150,000 and $120,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

   (a)(2) Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts and Reserves (see page 59)

   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (a)(3) Exhibits

3.1.1*    Articles of Incorporation of the Registrant
3.2*      Bylaws of the Registrant
4.1*      Specimen Common Stock Certificate
4.2*      Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the
          Registrant and certain shareholders of the Registrant
10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*     Amended and Restated 1995 Stock Option Plan
10.2.1*   Form of Option Agreement under the 1995 Stock Option Plan
10.3*     2000 Stock Option Plan
10.3.1*   Form of Option Agreement under the 2000 Stock Option Plan
10.4*     2000 Director Option Plan
10.4.1*   Form of Option Agreement under 2000 Director Option Plan
10.5*     2000 Employee Stock Purchase Plan
10.5.1*   Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan
10.8*     Employment Agreement dated November 22, 1996 between Registrant and Andrew Haines
10.9*+    Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence
          Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.1*   Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.2*+  Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.3    Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.4+   Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.10*    Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson
10.11*    Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson
10.12*    Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert
          J. Erickson
10.13*    Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller
10.14*+   Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.
10.14.1** Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight
          Electronics, Inc.
10.15*    Sublease dated August 25, 1999 between Registrant and Proxim, Inc. for the 935 Stewart Drive,
          Sunnyvale, California office
10.17*    Lease dated July 15, 1999 between Registrant and Anthony Buxton and R. Robert Reading,
          Trustees of Tactician Realty Trust for the 305 North Main Street, Andover, Massachusetts office
10.20*    Lease dated January 27, 2000 between Registrant and Information Technology Park Ltd. For the
          International Tech Park, Bangalore, India office
10.21*    Lease dated June 1, 2000 between Registrant and Becker Family Limited Partnership for the 8217
          Shoal Creek Blvd., Austin, Texas office
10.22*+   Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics
10.22.1** Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle
          Electronics

10.23*   Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank
10.23.1* Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley
         Bank
10.24    Lease dated March 28, 2001 between Registrant and Tebo Development Company for the 4720
         Table Mesa Drive, Suite G-100, Boulder, Colorado office
23.1     Consent of Ernst & Young LLP, Independent Auditors
24.1     Power of Attorney (see page 58)

--------
+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
** Filed as an exhibit to the Company's Annual Report on Form 10-K (File No.
   000-31545) for the fiscal year ended December 31, 2000.

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

   (c) Exhibits. See Item 14(a)(3) above.

   (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SYNPLICITY, INC.

                                               By:      /s/ BERNARD ARONSON
                                                   -----------------------------
                                                          Bernard Aronson
                                                    President, Chief Executive
                                                       Officer and Director

Date: March 22, 2002

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                    Title                  Date
       ---------                    -----                  ----

  /s/ BERNARD ARONSON   President, Chief Executive    March 22, 2002
-----------------------   Officer and Director
    Bernard Aronson       (Principal Executive
                          Officer)

 /s/ DOUGLAS S. MILLER  Vice President of Finance and March 22, 2002
-----------------------   Chief Financial Officer
   Douglas S. Miller      (Principal Accounting
                          Officer)

/s/ KENNETH S. MCELVAIN Chief Technology Officer,     March 22, 2002
-----------------------   Vice President and Director
  Kenneth S. McElvain

    /s/ ALISA YAFFA     Chairman of the Board, Vice   March 22, 2002
-----------------------   President of Intellectual
      Alisa Yaffa         Property and Secretary

    /s/ PRAHBU GOEL     Director                      March 22, 2002
-----------------------
      Prahbu Goel

   /s/ DENNIS SEGERS    Director                      March 22, 2002
-----------------------
     Dennis Segers

 /s/ SCOTT J. STALLARD  Director                      March 22, 2002
-----------------------
   Scott J. Stallard

                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)

                                      Balance  Additions   Amounts   Balance
                                        at      Charged    Written   at End
                                     Beginning    to     Off, Net of   of
                                     of Period  Expense  Recoveries  Period
                                     --------- --------- ----------- -------
    Allowance for Doubtful Accounts:
    2001............................   $487      $356       $210      $633
    2000............................   $395      $ 92       $ --      $487
    1999............................   $315      $ 80       $ --      $395

                               INDEX TO EXHIBITS

Exhibits
---------
3.1.1*    Articles of Incorporation of the Registrant
3.2*      Bylaws of the Registrant
4.1*      Specimen Common Stock Certificate
4.2*      Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the
          Registrant and certain shareholders of the Registrant
10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*     Amended and Restated 1995 Stock Option Plan
10.2.1*   Form of Option Agreement under the 1995 Stock Option Plan
10.3*     2000 Stock Option Plan
10.3.1*   Form of Option Agreement under the 2000 Stock Option Plan
10.4*     2000 Director Option Plan
10.4.1*   Form of Option Agreement under 2000 Director Option Plan
10.5*     2000 Employee Stock Purchase Plan
10.5.1*   Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan
10.8*     Employment Agreement dated November 22, 1996 between Registrant and Andrew Haines
10.9*+    Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence
          Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.1*   Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant,
          Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.2*+  Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.3    Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.9.4+   Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among
          Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited
10.10*    Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson
10.11*    Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson
10.12*    Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J.
          Erickson
10.13*    Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller
10.14*+   Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.
10.14.1** Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight
          Enterprises Inc.
10.15*    Sublease dated August 25, 1999 between Registrant and Proxim, Inc. for the 935 Stewart Drive,
          Sunnyvale, California office
10.17*    Lease dated July 15, 1999 between Registrant and Anthony Buxton and R. Robert Reading, Trustees
          of Tactician Realty Trust for the 305 North Main Street, Andover, Massachusetts office
10.20*    Lease dated January 27, 2000 between Registrant and Information Technology Park Ltd. for the
          International Tech Park, Bangalore, India office
10.21*    Lease dated June 1, 2000 between Registrant and Becker Family Limited Partnership for the
          8217 Shoal Creek Blvd., Austin, Texas office
10.22*+   Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics
10.22.1** Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics
10.23*    Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and
          Silicon Valley Bank
10.23.1*  Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley
          Bank
10.24     Lease dated March 28, 2001 between Registrant and Tebo Development Company for the
          4720 Table Mesa Drive, Suite G-100, Boulder, Colorado office
23.1      Consent of Ernst & Young LLP, Independent Auditors
24.1      Power of Attorney (see page 58)

--------
+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
** Filed as an exhibit to the Company's Annual Report on Form 10-K (File No.
   000-31545) for the fiscal year ended December 31, 2000.