Form 10-Q
period 2002-03-31
SYNPLICITY INC
filed 2002-05-10
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period to

Commission file number: 000-31545

SYNPLICITY, INC.
(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

935 Stewart Drive, Sunnyvale, CA 94085
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 215-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No ☐

As of April 30, 2002, the registrant had 25,230,303 shares of common stock outstanding.

SYNPLICITY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,263	$16,855
Short-term investments	38,696	31,018
Accounts receivable, net	5,632	7,286
Other current assets	1,005	895

Total current assets	55,596	56,054
Property and equipment, net	3,199	3,283
Other assets	568	568

Total assets	$59,363	$59,905

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,690	$2,977
Accrued compensation	2,220	2,138
Deferred revenue	10,890	10,992
Current portion of long-term debt	55	71

Total current liabilities	15,855	16,178
Commitments
Shareholders’ equity:
Common stock	53,714	54,109
Additional paid-in capital	3,671	3,694
Notes receivable from shareholders	(294)	(294)
Deferred stock-based compensation	(1,289)	(1,501)
Accumulated deficit	(12,414)	(12,503)
Accumulated other comprehensive income	120	222

Total shareholders’ equity	43,508	43,727

Total liabilities and shareholders’ equity	$59,363	$59,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
License	$6,206	$8,879
Maintenance	4,617	3,721

Total revenue	10,823	12,600
Cost of revenue:
Cost of license	39	43
Cost of maintenance	461	459

Total cost of revenue	500	502

Gross profit	10,323	12,098
Operating expenses:
Research and development	4,485	4,688
Sales and marketing	4,736	5,526
General and administrative	1,086	1,405
Stock-based compensation (1)	189	275

Total operating expenses	10,496	11,894

Income (loss) from operations	(173)	204
Other income, net	278	636

Income before income taxes	105	840
Provision for income tax	16	84

Net income	$89	$756

Basic earnings per share:
Basic net income per share	$—	$0.03

Shares used in per share calculation	24,985	23,952

Diluted earnings per share:
Diluted net income per share	$—	$0.03

Shares used in per share calculation	26,964	27,547

(1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended March 31,
	2002	2001
Cost of maintenance	$6	$9
Research and development	61	133
Sales and marketing	61	123
General and administrative	61	10

Total	$189	$275

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$89	$756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	471	363
Amortization of deferred stock-based compensation	189	275
Gain on sale of long-term investments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	1,654	1,102
Other current assets	(110)	114
Other assets	—	31
Accounts payable and accrued liabilities	(287)	141
Accrued compensation	82	(400)
Deferred revenue	(102)	1,577

Net cash provided by operating activities	1,986	3,887

Investing activities
Purchases of property and equipment	(387)	(958)
Purchases of short-term investments	(20,162)	(6,477)
Purchases of long-term investments	—	(1,418)
Proceeds from maturities of short-term investments	11,350	—
Proceeds from sales of short-term investments	1,025	—
Proceeds from sale of long-term investments	—	6,178

Net cash used in investing activities	(8,174)	(2,675)

Financing activities
Payments on long-term debt	(16)	(25)
Proceeds from sale of common stock	136	38
Repurchases of common stock	(531)	—
Repayment of long-term debt to shareholder	—	(125)

Net cash provided by financing activities	(411)	(112)
Effect of exchange rate changes on cash	7	32

Net increase (decrease) in cash and cash equivalents	(6,592)	1,132
Cash and cash equivalents at beginning of period	16,855	24,452

Cash and cash equivalents at end of period	$10,263	$25,584

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$13

Cash paid for taxes	$52	$—

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(23)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2002 and the statements of income for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2001 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the United States dollar, with the exception of our Japanese subsidiary whose functional currency is the yen. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. To date, we have not entered into foreign currency forward exchange contracts.

Revenue Recognition

We primarily sell perpetual licenses to use our software products and sell related maintenance services. For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed and determinable, collection of the fee is probable based on completed credit review procedures and we have no remaining obligations. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Furthermore, revenue on arrangements with extended payment terms that have met all other required revenue recognition criteria is recognized as payments are received, and revenue on sales to distributors and resellers is generally recognized when the distributor or reseller has resold the product to an end user and we have received payment from them.

We offer maintenance to customers, which requires us to perform continuing service and support and allows customers to receive unspecified product upgrades. In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and our history of charging customers for maintenance renewals. In general, maintenance is offered at 20% of the list license price of the product. Under the residual method, the list price of the maintenance is deferred and any discount on the sale is allocated to the delivered elements. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

We also sell time-based licenses to use our software products for specified periods of time. Revenue from time-based licenses is allocated to license and maintenance revenue and recognized ratably over the period of the license as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these licenses is not priced or offered separately. In addition, we have provided a limited feature version of one of our products to certain field programmable gate array (“FPGA”) manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturer. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have vendor specific objective evidence of fair value of maintenance since maintenance for these arrangements is not priced or offered separately.

Segment Information

We operate in one segment, the development and licensing of software products which are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the U.S., as well as in Europe, Japan and the rest of Asia, which comprise international activities.

Note 2. Financial Instruments

Available-for-sale securities consist of the following at March 31, 2002 (in thousands):

Cash equivalents:
Money market funds	$6,631
Commercial paper	1,000

Total cash equivalents	$7,631

Short-term investments:
U.S. government agency notes	$32,017
Commercial paper	5,674
Certificate of deposit	1,005

Total short-term investments	$38,696

Note 3. Net Income Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share includes the impact of options and warrants to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net income	$89	$756

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,035	24,279
Less: weighted-average shares subject to repurchase	(50)	(327)

Weighted-average shares used in computing basic net income per share	24,985	23,952

Basic net income per share	$—	$0.03

Diluted weighted-average shares:
Shares used above	24,985	23,952
Add back: weighted-average shares subject to repurchase	50	327
Effect of dilutive securities:
Stock options	1,929	3,258
Warrants	—	10

Weighted-average shares used in computing diluted net income per share	26,964	27,547

Diluted net income per share	$—	$0.03

Weighted average options outstanding to purchase 2,128,639 and 167,525 shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted net income per share because the effect would be antidilutive. All such securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$89	$756
Foreign currency translation adjustments	7	32
Net change in unrealized gain (loss) on investments	(109)	46

Comprehensive income (loss)	$(13)	$834

Note 5. Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Common shares reacquired are retired. To date and during the three months ended March 31, 2002, we repurchased 60,200 shares at an average price of $6.41 per share under this program.

Note 6. Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”). The objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Report, the recognition of future revenue from the sale of perpetual and time-based licenses and additional allowances; the statements under “Three Months Ended March 31, 2002 and 2001—Cost of revenue” regarding the cost of license revenue; the statements under “Results of Operations—Operating expenses” regarding the future research and development, sales and marketing, and general and administrative expenses; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the remainder of 2002, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the U.S., as well as in Europe, Japan and the rest of Asia, which together comprise international activities. Our revenue from sales outside North America represented approximately 25%, 24% and 21% of our total revenue in the three months ended March 31, 2002 and in the year 2001 and 2000, respectively. Our products include: our Synplify® product, an FPGA logic synthesis product; our HDL Analyst® product, a complementary product to the Synplify solution which provides graphical representation and design analysis; our Certify® product, an ASIC and SoC verification product; our Amplify® Physical Optimizer™ product, which we believe is the only physical synthesis product for FPGAs; our Synplify Pro® product, an advanced FPGA logic synthesis product; our Certify SC™ product, a tool aimed at ASIC and intellectual property prototyping on a single FPGA, or debugging large FPGA designs; and our Synplify ASIC® product, a timing-driven ASIC synthesis product optimized to improve productivity for the majority of ASIC designers.

We primarily sell perpetual licenses to use our software products and related maintenance services, therefore our revenue consists of license and maintenance revenue. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue. We have also begun to sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable and we have no remaining obligations. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Furthermore, revenue on arrangements with extended payment terms that have met all other required revenue recognition criteria is recognized as payments are received, and revenue on sales to distributors and resellers is generally recognized when the distributor or reseller has resold the product to an end user and we have received payment from them.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2002	2001
Revenue:
License	57.3%	70.5%
Maintenance	42.7	29.5

Total revenue	100.0	100.0
Cost of revenue:
Cost of license	0.4	0.3
Cost of maintenance	4.2	3.7

Total cost of revenue	4.6	4.0

Gross margin	95.4	96.0
Operating expenses:
Research and development	41.4	37.2
Sales and marketing	43.8	43.8
General and administrative	10.0	11.2
Stock-based compensation	1.8	2.2

Total operating expenses	97.0	94.4

Income (loss) from operations	(1.6)	1.6
Other income, net	2.6	5.1

Income before income taxes	1.0	6.7
Provision for income taxes	0.2	0.7

Net income	0.8%	6.0%

Three Months Ended March 31, 2002 and 2001

Total revenue

Total revenue decreased by 14.1% to $10.8 million for the three months ended March 31, 2002 from $12.6 million for the three months ended March 31, 2001. This decrease was primarily a result of lower license sales due to the economic downturn in the U.S., and to a lesser extent, in Europe and Japan. Historically, we have generated the majority of our total revenue from licenses. However, during 2001, as a result of our growing installed customer base, maintenance revenue increased both in dollar amount and as a percent of total revenue.

License revenue. License revenue decreased by 30.1% to $6.2 million for the three months ended March 31, 2002 from $8.9 million for the three months ended March 31, 2001. This decrease was primarily a result of the economic downturn in the U.S., and to a lesser extent, in Europe and Japan.

Maintenance revenue. Maintenance revenue increased by 24.1% to $4.6 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001 as a result of our growing installed customer base, offset somewhat by a lower overall rate of maintenance renewal in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Cost of license revenue decreased 9.3% to $39,000 for the three months ended March 31, 2002 from $43,000 for the three months ended

March 31, 2001 due to lower packaging and documentation costs for a lower level of license sales. As a percent of license revenue, cost of license revenue remained relatively flat at 0.6% for the three months ended March 31, 2002 from 0.5% for the same period in 2001. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly during the remainder of 2002.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue remained relatively flat at $461,000 for the three months ended March 31, 2002 from $459,000 for the three months ended March 31, 2001. As a percent of maintenance revenue, cost of maintenance revenue decreased to 10.0% for the three months ended March 31, 2002 from 12.3% for the same period in 2001, primarily due to the increased dollar amount of maintenance revenue in the three months ended March 31, 2002.

Operating expenses

Research and development. Research and development expenses decreased 4.3% to $4.5 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001 primarily as a result of cost control measures including lower salaries, consulting fees and recruiting costs, partially offset by a higher number of employees. As a percent of total revenue, research and development expenses increased to 41.4% for the three months ended March 31, 2002 from 37.2% for the same period in 2001 due to the decline in total revenue. Research and development expenses may increase during the remainder of 2002 as we hire a limited number of additional employees, and if we begin to reduce cost control measures.

Sales and marketing. Sales and marketing expenses decreased 14.3% to $4.7 million for the three months ended March 31, 2002 from $5.5 million for the three months ended March 31, 2001 due to lower commissions expense, as well as cost control measures including lower salaries, public relations activity, consulting fees and recruiting costs, partially offset by a higher number of employees. As a percent of total revenue, sales and marketing expenses remained relatively flat at 43.8% for the three months ended March 31, 2002 from 43.9% for the same period in 2001. Sales and marketing expenses may increase during the remainder of 2002 if we begin to reduce cost control measures.

General and administrative. General and administrative expenses decreased 22.7% to $1.1 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001 as a result of lower bad debt expense, as well as cost control measures including lower salaries, consulting fees and recruiting costs. As a percent of total revenue, general and administrative expenses decreased to 10.0% for the three months ended March 31, 2002 from 11.2% for the same period in 2001 due to the decline in total revenue. General and administrative expenses may increase during the remainder of 2002 if we begin to reduce cost control measures.

Stock-based compensation. Stock-based compensation was $189,000 for the three months ended March 31, 2002 and $275,000 for the three months ended March 31, 2001. The remaining deferred stock compensation at March 31, 2002 is expected to be amortized as follows: $505,000 for the nine months ending December 31, 2002, $496,000 for the year ending December 31, 2003, $289,000 for the year ending December 31, 2004 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

We had net other income, consisting principally of interest income, of $278,000 for the three months ended March 31, 2002 compared to $636,000 for the same period in 2001 as a result of the significant decrease in interest rates.

Income Tax

We recorded an income tax provision of $16,000 for the three months ended March 31, 2002 based on an expected tax rate of 15% for the year ending December 31, 2002. We recorded an income tax provision of $84,000 for the three months ended March 31, 2001 based on a then expected tax rate of 10% for the year ending December

31, 2001. These rates are below the federal statutory rate primarily due to the planned utilization of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $10.3 million, short-term investments of $38.7 million and working capital of $39.7 million. Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2002 compared to $3.9 million for the same period in 2001.

Net cash used in investing activities was $8.2 million for the three months ended March 31, 2002 compared to $2.7 million for the same period in 2001. For the three months ended March 31, 2002, cash used in investing activities was primarily for the purchase of short-term investments, partially offset by proceeds from sales and maturities of short-term investments. For the three months ended March 31, 2001, cash used in investing activities was for the purchase of computers, equipment, furniture and short and long-term investments, partially offset by proceeds from sales of long-term investments.

Net cash used in financing activities was $412,000 for the three months ended March 31, 2002 compared to $112,000 for the same period in 2001. Net cash used in financing activities for the three months ended March 31, 2002 was primarily for the repurchase of stock under our stock repurchase program as well as the repurchase of unvested restricted stock, partially offset by proceeds from the sale of common stock. Net cash used in financing activities for the three months ended March 31, 2001 was primarily for the repayment of a note payable to a shareholder.

As of March 31, 2002, we had $55,000 in fixed term obligations.

We had a $3.0 million line of credit with Silicon Valley Bank which expired in March 2002 and was extended to May 2002. We do not plan on renewing the line when it expires in May.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost and timing of expansion of product development efforts and the success of these efforts;

•	the cost and timing of expansion of sales and marketing activities; and

•	available borrowings under line of credit arrangements.

We believe that our cash and investments balance of $49.0 million as of March 31, 2002 will be sufficient to meet our operating and capital requirements through at least 2002. However, it is possible that we may require additional financing within this period. For example, we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs during 2002, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”). The objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. Our adoption of this statement during the first quarter of fiscal 2002 did not have a material effect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the recent adverse economic conditions in North America, as well as outside of North America

We have experienced negative effects from the economic downturn in North America and other parts of the world. Many of our customers continue to tightly control spending as we have seen canceled, reduced and delayed purchase orders, and weakness in sales to startup companies. While these conditions have heavily affected networking and communications companies, we have seen these conditions also affect the broader base of our customers including systems companies and integrated circuit companies. All of these trends have affected our business in North America, particularly those areas with a heavier reliance on the networking and communications space, and to an extent, our business in Japan and Europe. This has resulted in a lower level of demand for all of our products as well as longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or further decline of current economic conditions, or extension of such conditions to other geographic regions or industries, would continue to adversely impact our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We have incurred significant net losses in the past, including net losses of $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of research and development, sales and marketing and general and administrative expenses. If revenue continues to decline, we may not be able to control our costs to a level necessary to maintain profitability. Therefore, although we achieved profitability in the three months ended March 31, 2002 and in the year 2001, we will need to generate significant revenue to maintain profitability in future periods. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	attempt to develop additional logic synthesis, physical synthesis or other products;

•	may expand our direct sales force outside North America;

•	may increase the size of our customer support organization; and

•	may reduce the cost control measures put in place during 2001 and the first quarter of 2002.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to maintain profitability and could negatively impact the market price of our common stock.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, or revenues could decline, which could cause our stock price to decline

Our annual rates of revenue growth were 42% in 2001, 90% in 2000 and 65% in 1999. We do not expect to maintain our historical rates of revenue growth in 2002. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, our revenue growth could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs, ASICs and SOCs and our inexperience in selling our products to customers that design ASICs and SoCs could also adversely affect our revenue growth In addition, we have recently seen, and expect to continue to see, an increase in the number and dollar amount of time-based license agreements entered into. These agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. This could affect our expected revenue growth due to the delayed revenue recognition for such licenses versus our perpetual licenses. Any significant decrease in our rate of revenue growth, or a decline in revenue, would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

Because of the recent economic downturn and the evolving market for FPGAs, ASICs and SOCs, our ability to accurately forecast quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time required to initiate and complete a sale for our FPGA products is generally short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock. In addition, we expect to experience fluctuations in the sale of licenses for our products due to seasonality. For example, we expect that sales may decline during the summer months, particularly in European markets. We have experienced and anticipate we will continue to experience relatively lower product bookings in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 82%, 83% and 93% of our license revenue in 2001, 2000 and 1999, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the remainder of this year. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

•	general economic factors including economic downturns and recessions, in both domestic and foreign markets;

•	the growth and changing requirements of the programmable semiconductor market, particularly with respect to FPGAs;

•	the performance, quality, price and total cost of ownership of our software products relative to other logic synthesis products for FPGAs; and

•	the maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors’ FPGAs and software.

We may not succeed in developing, marketing and selling new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. Developing new products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to develop, market and sell new products and enhance our current products successfully, our operating results will decline.

We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. We will need to continue to increase sales of these products in order to increase our revenue and profitability. We introduced our Certify SC product in May 2001 and our Synplify ASIC product in June 2001, both of which began contributing to revenue on a limited basis in the second half of 2001. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products, especially our ASIC synthesis product. In addition, sales of our ASIC synthesis product may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our Certify SC product or other new products, or our entry into the ASIC logic synthesis product market or other new markets, will be successful. If customers do not widely adopt such newly introduced products, our operating results could decline.

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

If we continue to experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the FPGA product. As a result of the current economic downturn, we have experienced an increase in the length of our sales cycle. In particular, we have seen a lengthening of sales cycles in North America, Japan and Europe. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, customers often purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have sufficient historical experience selling our Certify SC product to determine how the sales cycle for this product will affect our revenue; however, the sales cycle could be longer than we expect and could result in unpredictability in our revenue from quarter to quarter. The sales cycle for our Certify product and our new Synplify ASIC product is expected to be longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for this equipment continues to decline

Demand for networking and communications equipment has declined during the last 21 months due to reduced capital spending and delays in network build-outs. In addition, demand for networking and communications equipment may decline as a result of highly publicized financial difficulties and bankruptcies of internet service providers and telecommunications companies such as Global Crossing®. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment and never adopt networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of networking and communications equipment.

The markets for FPGAs, ASICs and SoCs are evolving and if these markets do not develop and expand as we anticipate, our revenue may not increase because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications equipment and other applications. If the role of FPGAs in communications infrastructure equipment and computer networking equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs and SoCs in order for our revenue to increase. If demand for our software products were to decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

The markets for FPGAs, ASICs and SoCs are evolving and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•
educate potential designers, networking and communications equipment manufacturers and other electronics companies about the benefits of FPGAs, ASICs and SoCs and the use of logic synthesis, physical synthesis and verification products to design them;

•
establish and maintain relationships with leading FPGA manufacturers, electronic equipment designers, networking and communications equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers;

•	predict and base our products on technology that ultimately becomes industry standard; and

•	penetrate the ASIC synthesis marketplace with our new ASIC synthesis product.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera® Corporation and Xilinx®, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers may also compete in the FPGA product market by developing their own synthesis products. For example, Xilinx has begun selling a synthesis product that could be competitive with our Synplify product. These manufacturers may adversely impact the price of our FPGA synthesis products through the expansion of their distribution of our competitors’ products. Either of these developments could harm our business and financial prospects.

We need to develop our marketing, sales and ASIC library development relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty introducing and selling our ASIC synthesis products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and ASIC library development relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating broad market acceptance of our ASIC synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we have recently announced strategic relationships with ASIC vendors Fujitsu® Limited and Chip Express® to support our Synplify ASIC product. These companies will work with us to integrate our software into their ASIC design flows. If we are unable to continue to develop such relationships or do not do so in a timely manner, we may have difficulty selling our ASIC synthesis products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

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

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs as a result of their greater financial resources and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence® Design Systems, Inc., Mentor Graphics® Corporation and Synopsys®, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unmarketable. Even if our competitors’ standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

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

We may not be able to compete effectively if our products are delayed or do not incorporate new specifications, and if we cannot compete effectively, our business could suffer

Our future success depends on our ability to enhance existing products, develop and introduce new products, satisfy customer requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner. Significant problems or delays in releasing new products, enhancing existing products or implementing new products to keep pace with new FPGA specifications or ASIC features could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced products and we may experience similar delays in the future.

We may sell fewer products and our revenue may decline if other vendors’ products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices

Our ability to sell our products depends in part on the compatibility of our products with other vendors’ semiconductor design software and verification hardware products. These vendors may change their products so that they will no longer be compatible with our products. Some vendors already bundle their products with other logic synthesis, physical synthesis or verification products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, this may negatively affect our ability to offer commercially viable or competitive products.

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, during 2001, Synopsys entered into an agreement to acquire Avant!® Corporation, and in April 2002, Cadence announced a planned merger with Simplex Solutions™, Inc. and Mentor Graphics entered into a definitive merger agreement with Innoveda, Inc. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products’ intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a limited number of patent applications and have been issued a limited number of patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation and/or damage awards;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without exposing ourselves to litigation risk and damages. Furthermore, redevelopment of the product so as to avoid infringement would cause us to incur significant additional expense. Although we maintain business insurance, it does not cover infringement claims. We would be required to pay any damages and legal expenses from a successful claim ourselves.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

Customers outside North America accounted for approximately $2.7 million, $11.8 million and $7.1 million of our total revenue in the three months ended March 31, 2002 and in the years 2001 and 2000, respectively. The dollar amount of our international sales must grow substantially in order for us to maintain profitability. We have increased our international sales activities, but we still have limited experience marketing and directly selling our products internationally. In the second quarter of 2001, we started seeing a slowdown of sales in Europe, and have more recently begun to see a slowdown of sales in Japan. A continuation or further decline in these economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international sales offices in the United Kingdom, France, Germany, the Netherlands, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and slower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•
potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding taxes;

•	foreign currency fluctuations; and

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment.

Significant errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us

Because our logic synthesis, physical synthesis and verification products are complex, our products could fail to perform as anticipated or produce semiconductors that contain errors which go undetected at any point in the customers’ design cycle. While we continually test our products for errors and work with users through our customer support service organization to identify and correct errors in our software and other product problems, errors in our products may be found in the future. Although a number of these errors may prove to be immaterial, many of these errors could be significant. The detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	delays in shipping dates for our products;

•	diversion of development resources from new products to fix errors in existing products;

•	injury to our reputation;

•	costs of corrective actions or returns of defective products;

•	reduction in maintenance renewal rates; or

•	product liability claims or damage awards.

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

Moreover, because our products are used in connection with other vendors’ products that are used to design complex FPGAs, ASICs and SoCs, significant liability claims may be asserted against us if our products do not work properly, individually or with other vendors’ products for which we also do not maintain insurance. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we do not insure against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and money in litigation and divert management’s attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claim, whether or not successful, could seriously damage our reputation and our business.

We rely on the services of key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of March 31, 2002, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 55% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 25%, 24% and 21% of our total revenue in the three months ended March 31, 2002 and in the years 2001 and 2000, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poor’s or the Moody’s equivalents; and/or

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of March 31, 2002, our cash equivalents consisted primarily of money market funds and commercial paper, and our short-term investments consisted primarily of U.S. government agency notes, commercial paper and certificates of deposit.

PART II—OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SY	NPLICITY, INC.

By:
/S/ Bernard Aronson
Date: May 10, 2002	Bernard Aronson Chief Executive Officer, President and Director (Principal Executive Officer)
By:
/S/ Douglas S. Miller
Date: May 10, 2002	Douglas S. Miller Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)