Form 10-Q
period 2002-06-30
SYNPLICITY INC
filed 2002-08-14
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-31545

SYNPLICITY, INC.
(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

935 Stewart Drive, Sunnyvale, CA 94085
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 215-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of July 31, 2002, the registrant had 25,591,386 shares of common stock outstanding.

SYNPLICITY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,904	$16,855
Short-term investments	36,297	31,018
Accounts receivable, net	6,279	7,286
Other current assets	787	895

Total current assets	56,267	56,054
Property and equipment, net	3,341	3,283
Other assets	912	568

Total assets	$60,520	$59,905

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$3,017	$2,977
Accrued compensation	1,790	2,138
Deferred revenue	11,256	10,992
Current portion of long-term debt	37	71

Total current liabilities	16,100	16,178

Commitments

Shareholders’ equity:
Common stock	54,706	54,109
Additional paid-in capital	3,664	3,694
Notes receivable from shareholders	(294)	(294)
Deferred stock-based compensation	(1,079)	(1,501)
Accumulated deficit	(12,477)	(12,503)
Accumulated other comprehensive income (loss)	(100)	222

Total shareholders’ equity	44,420	43,727

Total liabilities and shareholders’ equity	$60,520	$59,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	$6,498	$8,287	$12,704	$17,166
Maintenance	4,710	4,188	9,327	7,909

Total revenue	11,208	12,475	22,031	25,075

Cost of revenue:
Cost of license	70	55	109	98
Cost of maintenance	456	491	917	950

Total cost of revenue	526	546	1,026	1,048

Gross profit	10,682	11,929	21,005	24,027

Operating expenses:
Research and development	4,489	4,943	8,974	9,631
Sales and marketing	4,997	5,651	9,733	11,177
General and administrative	1,210	1,391	2,296	2,796
Stock-based compensation (1)	203	270	392	545

Total operating expenses	10,899	12,255	21,395	24,149

Loss from operations	(217)	(326)	(390)	(122)
Other income, net	249	504	527	1,140

Income before income taxes	32	178	137	1,018
Provision for income tax	95	80	111	164

Net income (loss)	$(63)	$98	$26	$854

Basic earnings per share:
Basic net income (loss) per share	$—	$—	$—	$0.04

Shares used in per share calculation	25,157	24,306	25,069	24,129

Diluted earnings per share:
Diluted net income (loss) per share	$—	$—	$—	$0.03

Shares used in per share calculation	25,157	27,674	26,750	27,526

(1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of maintenance	$6	$9	$12	$18
Research and development	76	131	137	264
Sales and marketing	60	120	121	243
General and administrative	61	10	122	20

Total	$203	$270	$392	$545

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$26	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	942	754
Amortization of deferred stock-based compensation	392	545
Gain on sale of long-term investments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	1,007	1,685
Other current assets	108	689
Other assets	(44)	(37)
Accounts payable and accrued liabilities	40	105
Accrued compensation	(348)	(581)
Deferred revenue	264	2,858

Net cash provided by operating activities	2,387	6,800

Investing activities
Purchases of property and equipment	(1,000)	(1,756)
Purchases of short-term investments	(32,185)	(23,696)
Purchases of long-term investments	—	(1,418)
Proceeds from maturities of short-term investments	25,800	10,500
Proceeds from sales of short-term investments	1,025	—
Proceeds from sale of long-term investments	—	6,178
Purchase of equity investment	(300)	—

Net cash used in investing activities	(6,660)	(10,192)

Financing activities
Payments on long-term debt	(34)	(25)
Proceeds from sale of common stock	1,128	1,499
Repurchases of common stock	(531)	—
Repayment of long-term debt to shareholder	—	(125)
Payments received on notes receivable from shareholders	—	27

Net cash provided by financing activities	563	1,376
Effect of exchange rate changes on cash	(241)	26

Net decrease in cash and cash equivalents	(3,951)	(1,990)
Cash and cash equivalents at beginning of period	16,855	24,452

Cash and cash equivalents at end of period	$12,904	$22,462

Supplemental disclosure of cash flow information
Cash paid for interest	$3	$29

Cash paid for taxes	$109	$142

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(30)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2002 and the statements of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2002 or for any future period. The condensed consolidated balance sheet information as of December 31, 2001 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the United States dollar, with the exception of our Japanese subsidiary whose functional currency is the yen. For our foreign subsidiaries for which the United States dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. To date, we have not entered into foreign currency forward exchange contracts.

Revenue Recognition

We primarily sell perpetual licenses to use our software products and sell related maintenance services. For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable based on completed credit review procedures and we have no remaining obligations. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered in accordance with Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Revenue on arrangements that have met all the revenue recognition criteria except probability of collection is recognized as payments are received, and revenue on sales to distributors and resellers is generally recognized when the distributor or reseller has resold the product to an end user and we have received payment for the product.

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

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia, which comprise international activities.

Note 2.    Financial Instruments

Available-for-sale securities consist of the following at June 30, 2002 (in thousands):

Cash equivalents:
Money market funds	$9,807

Total cash equivalents	9,807

Short-term investments:
United States government agency notes	27,670
Commercial paper	7,626
Certificate of deposit	1,001

Total short-term investments	36,297

Total available-for-sale securities	$46,104

Note 3.    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options and warrants to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(63)	$98	$26	$854

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,182	24,539	25,107	24,409
Less: weighted-average shares subject to repurchase	(25)	(233)	(38)	(280)

Weighted-average shares used in computing basic net income (loss) per share	25,157	24,306	25,069	24,129

Basic net income (loss) per common share	$—	$—	$—	$0.04

Diluted weighted-average shares:
Shares used above	25,157	24,306	25,069	24,129
Add back: weighted-average shares subject to repurchase	—	233	38	280
Effect of dilutive securities:
Stock options	—	3,125	1,643	3,107
Warrants	—	10	—	10

Weighted-average shares used in computing diluted net income (loss) per share	25,157	27,674	26,750	27,526

Diluted net income (loss) per common share	$—	$—	$—	$0.03

Weighted average options outstanding to purchase 2,503,369 shares of common stock for the six months ended June 30, 2002 and 177,466 and 269,363 shares of common stock for the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted net income per share because their effect would be antidilutive. We have excluded all outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss for the three months ended June 30, 2002, which aggregated 4,138,368 shares, because all such securities were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(63)	$98	$26	$854
Foreign currency translation adjustments	(248)	(6)	(241)	26
Net change in unrealized gain (loss) on investments	28	(20)	(81)	26

Comprehensive income (loss)	$(283)	$72	$(296)	$906

Note 5.    Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Repurchased shares of our common stock are retired. From inception of the program to June 30, 2002, we repurchased a total of 60,200 shares at an average price of $6.41 per share.

Note 6.    Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”). The objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

Note 7.    Subsequent Event

On July 2, 2002, we completed the acquisition of key products and technology from IOTA Technology, Inc. We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We plan to leverage the acquired core signal integrity and power analysis technology for the development of next-generation application specific integrated circuit (“ASIC”) synthesis and design implementation products. We also plan to continue to sell the power planning and analysis software acquired from IOTA Technology.

The total purchase price was approximately $5.7 million, comprised of the following: (a) $4.1 million in cash, (b) 300,000 shares of our common stock valued at approximately $1.4 million based on the average closing market price of our common shares over the trading-day period of 2 days prior to and including July 2, 2002 and (c) approximately $150,000 of estimated acquisition-related costs.

The results of the acquisition are not included in the accompanying unaudited condensed consolidated financial statements since the acquisition occurred subsequent to the balance sheet date. As of the date of filing this Quarterly Report on Form 10-Q, the purchase price allocation has not been completed because the valuation of the identifiable intangible assets acquired has not been finalized.

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Overview” regarding our plans for the acquired technology and products; the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Quarterly Report, the recognition of future revenue from the sale of perpetual and time-based licenses and additional allowances for doubtful accounts; the statements under “Three and Six Months Ended June 30, 2002 and 2001—Cost of revenue” regarding the cost of license revenue; the statements under “Three and Six Months Ended June 30, 2002 and 2001—Operating expenses” regarding the future research and development; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, HDL Analyst, Certify, Amplify, Synplify Pro, Synplify ASIC and RealPower are registered trademarks of Synplicity, Inc. Physical Optimizer, Certify SC, PowerPlanner, PowerRoute and Fortify are trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia, which together comprise international activities. Our revenue from sales outside North America represented approximately 26%, 25%, 24% and 21% of our total revenue in the three and six months ended June 30, 2002 and in 2001 and 2000, respectively. Our products include: our Synplify® product, an FPGA logic synthesis product; our HDL Analyst® product, a complementary product to the Synplify solution which provides graphical representation and design analysis; our Certify® product, an ASIC and system on a chip (“SoC”) ASIC verification product; our Amplify® Physical Optimizer™ product, which we believe is the only physical synthesis product for FPGAs; our Synplify Pro® product, an advanced FPGA logic synthesis product; our Certify SC™ product, a tool aimed at ASIC and intellectual property prototyping on a single FPGA, or debugging large FPGA designs; and our Synplify ASIC® product, a timing-driven ASIC synthesis product optimized to improve productivity for the majority of ASIC designers.

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

On July 2, 2002, we completed the acquisition of key products and technology from IOTA Technology, Inc. for a total purchase price of approximately $5.7 million, comprised of $4.1 million in cash, 300,000 shares of our common stock and approximately $150,000 of acquisition-related costs. We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We plan to leverage the acquired core signal integrity and power analysis technology for the development of next-generation ASIC synthesis and design implementation products. We plan to continue to sell the power planning and analysis software acquired from IOTA Technology, including the PowerPlanner™, RealPower® and PowerRoute™ products, as part of a new Fortify™ family of power solutions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

For each sale of a perpetual license, we defer the recognition of revenue until a purchase order is received from the customer, delivery of the product and license key has occurred, the fee is fixed or determinable, collection of the fee is probable and we have no remaining obligations. Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered in accordance with Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Assessing whether or not collection of the fee is probable requires certain judgments which we base on the analysis provided by our credit review procedures. Revenue on arrangements that have met all the revenue recognition criteria except probability of collection is recognized as payments are received, and revenue on sales to distributors and resellers is generally recognized when the distributor or reseller has resold the product to an end user and we have received payment for the product.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	58.0%	66.4%	57.7%	68.5%
Maintenance	42.0	33.6	42.3	31.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of license	0.6	0.5	0.5	0.4
Cost of maintenance	4.1	3.9	4.2	3.8

Total cost of revenue	4.7	4.4	4.7	4.2

Gross margin	95.3	95.6	95.3	95.8
Operating expenses:
Research and development	40.0	39.6	40.7	38.4
Sales and marketing	44.6	45.3	44.2	44.6
General and administrative	10.8	11.1	10.4	11.1
Stock-based compensation	1.8	2.2	1.8	2.2

Total operating expenses	97.2	98.2	97.1	96.3

Loss from operations	(1.9)	(2.6)	(1.8)	(0.5)
Other income, net	2.2	4.0	2.4	4.6

Income before income taxes	0.3	1.4	0.6	4.1
Provision for income taxes	0.9	0.6	0.5	0.7

Net income (loss)	(0.6)%	0.8%	0.1%	3.4%

Three and Six Months Ended June 30, 2002 and 2001

Total revenue

Total revenue decreased by 10.2% to $11.2 million for the three months ended June 30, 2002 from $12.5 million for the three months ended June 30, 2001. Total revenue decreased by 12.1% to $22.0 million for the six months ended June 30, 2002 from $25.1 million for the six months ended June 30, 2001. These decreases were attributable to lower license sales primarily due to the economic downturn in North America, partially offset by an increase in maintenance revenue. As a result of our growing installed customer base, maintenance revenue has been increasing both in dollar amount and as a percent of total revenue.

License revenue.    License revenue decreased by 21.6% to $6.5 million for the three months ended June 30, 2002 from $8.3 million for the three months ended June 30, 2001. License revenue decreased by 26.0% to $12.7 million for the six months ended June 30, 2002 from $17.2 million for the six months ended June 30, 2001. These decreases were attributable to lower license sales primarily due to the economic downturn in North America.

Maintenance revenue.    Maintenance revenue increased by 12.5% to $4.7 million for the three months ended June 30, 2002 from $4.2 million for the three months ended June 30, 2001. Maintenance revenue increased by 17.9% to $9.3 million for the six months ended June 30, 2002 from $7.9 million for the six months ended June 30, 2001. These increases were attributable to our growing installed customer base, offset somewhat by a lower overall rate of maintenance renewal in the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties to third parties. Cost of license revenue increased 27.3% to $70,000 for the three months ended June 30, 2002 from $55,000 for the three months ended June 30, 2001. Cost of license revenue increased 11.2% to $109,000 for the six months ended June 30, 2002 from $98,000 for the six months ended June 30, 2001. As a percent of license revenue, cost of license revenue increased to 1.1% for the three months ended June 30, 2002 from 0.7% for the same period in 2001. As a percent of license revenue, cost of license revenue increased to 0.9% for the six months ended June 30, 2002 from 0.6% for the same period in 2001. These increases were primarily due to higher royalties to third parties. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly over the remainder of 2002.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue decreased 7.1% to $456,000 for the three months ended June 30, 2002 from $491,000 for the three months ended June 30, 2001. Cost of maintenance revenue decreased 3.5% to $917,000 for the six months ended June 30, 2002 from $950,000 for the six months ended June 30, 2001. As a percent of maintenance revenue, cost of maintenance revenue decreased to 9.7% for the three months ended June 30, 2002 from 11.7% for the same period in 2001. As a percent of maintenance revenue, cost of maintenance revenue decreased to 9.8% for the six months ended June 30, 2002 from 12.0% for the same period in 2001. These decreases were primarily due to lower personnel costs resulting from cost control measures implemented during the first quarter of 2002, including lower salaries.

Operating expenses

Research and development.    Research and development expenses decreased 9.2% to $4.5 million for the three months ended June 30, 2002 from $4.9 million for the three months ended June 30, 2001. Research and development expenses decreased 6.8% to $9.0 million for the six months ended June 30, 2002 from $9.6 million for the six months ended June 30, 2001. These decreases in research and development expenses were primarily attributable to cost control measures including lower salaries, consulting fees and recruiting costs. As a percent of total revenue, research and development expenses increased to 40.0% for the three months ended June 30, 2002 from 39.6% for the same period in 2001. As a percent of total revenue, research and development expenses increased to 40.7% for the six months ended June 30, 2002 from 38.4% for the same period in 2001. These increases were due to the decline in total revenue for the three and six months ended June 30, 2002. Research and development expenses may increase during the remainder of 2002 as we hire a limited number of additional employees, including several former employees of IOTA in connection with our July 2002 asset purchase.

Sales and marketing.    Sales and marketing expenses decreased 11.6% to $5.0 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001. Sales and marketing expenses decreased 12.9% to $9.7 million for the six months ended June 30, 2002 from $11.2 million for the six months ended June 30, 2001. As a percent of total revenue, sales and marketing expenses decreased to 44.6% for the three months ended June 30, 2002 from 45.3% for the same period in 2001. As a percent of total revenue, sales and marketing expenses decreased to 44.2% for the six months ended June 30, 2002 from 44.6% for the same period in 2001. These decreases were primarily due to lower commissions expense, as well as cost control measures including lower salaries, consulting fees, recruiting costs, public relations and tradeshow activity, partially offset by a higher number of employees.

General and administrative.    General and administrative expenses decreased 13.0% to $1.2 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. General and administrative expenses decreased 17.9% to $2.3 million for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. As a percent of total revenue, general and administrative expenses decreased to 10.8% for the three months ended June 30, 2002 from 11.2% for the same period in 2001. As a percent of total revenue, general and administrative expenses decreased to 10.4% for the six months ended June 30, 2002 from 11.2% for the same period in 2001. These decreases were mainly the result of lower bad debt expense, as well as cost control measures including lower salaries, consulting fees and recruiting costs.

Stock-based compensation.    Stock-based compensation was $203,000 for the three months ended June 30, 2002 and $270,000 for the three months ended June 30, 2001. Stock-based compensation was $392,000 for the six months ended June 30, 2002 and $545,000 for the six months ended June 30, 2001. The remaining deferred stock compensation at June 30, 2002 is expected to be amortized as follows: $298,000 for the six months ending December 31, 2002, $493,000 for the year ending December 31, 2003, $288,000 for the year ending December 31, 2004 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net decreased to $249,000 for the three months ended June 30, 2002 compared to $504,000 for the same period in 2001. Other income, net decreased to $527,000 for the six months ended June 30, 2002 compared to $1.1 million for the same period in 2001. These decreases were primarily due to the decrease in interest rates available on investments.

Income Tax

We recorded income tax provisions of $95,000, $111,000, $80,000 and $164,000 for the three and six months ended June 30, 2002 and 2001, respectively, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $12.9 million, short-term investments of $36.3 million and working capital of $40.2 million. Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2002 compared to $6.8 million for the same period in 2001.

Net cash used in investing activities was $6.7 million for the six months ended June 30, 2002 compared to $10.2 million for the same period in 2001. For the six months ended June 30, 2002, cash used in investing activities was for the purchase of short-term investments as well as new computers, equipment, software and a minority equity interest in a private technology company. These uses of cash were partially offset by sales and maturities of short-term investments. For the six months ended June 30, 2001, cash used in investing activities was for the purchase of short-term investments as well as new computers and equipment, partially offset by maturities of short-term investments.

Net cash provided by financing activities was $563,000 for the six months ended June 30, 2002 compared to $1.4 million for the same period in 2001. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily from the sale of common stock partially offset by repurchases of common stock and payments on long-term debt. Net cash provided by financing activities for the six months ended June 30, 2001 was primarily from the sale of common stock.

As of June 30, 2002, we had $37,000 in fixed term obligations.

We had a $3.0 million line of credit with Silicon Valley Bank which expired in May 2002 and was not renewed.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost and timing of expansion of product development efforts and the success of these efforts;

•	the cost and timing of expansion of sales and marketing activities;

•	the extent of stock repurchases;

•	the availability of financing.

We believe that our cash and investments of $49.2 million as of June 30, 2002 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $4.1 million of cash on July 2, 2002 for our acquisition of assets from IOTA and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”). The objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the recent adverse economic conditions in North America, as well as outside of North America

We have experienced negative effects from the economic downturn in North America and other parts of the world. Many of our customers continue to tightly control spending and have canceled, reduced or delayed purchase orders. We have also experienced weakness in sales to startup companies. While these conditions have heavily affected networking and communications companies, we have seen these conditions also affect the broader base of our customers including systems companies and integrated circuit companies. All of these trends have affected our business in North America, particularly those areas with a heavier reliance on the networking and communications space, and to an extent, our business in Japan. This has resulted in a lower level of demand for all of our products as well as longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions, including the market for FPGA devices, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss in the three months ended June 30, 2002, and have had significant net losses in the past, including net losses of $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of research and development, sales and marketing and general and administrative expenses. If revenue does not increase or continues to decline, we may not be able to control our costs to a level necessary for profitability. Therefore, we will need to generate significant revenue to achieve profitability in future periods. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	attempt to develop additional logic synthesis, physical synthesis or other products;

•	may expand our direct sales force outside North America;

•	may increase the size of our customer support organization;

•	may reduce the cost control measures put in place during 2001 and 2002; and

•	incur expenses related to the acquisition of products and technology from IOTA.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, or our revenues could decline, which could cause our stock price to decline

Our annual rates of revenue growth were 42% in 2001, 90% in 2000 and 65% in 1999. In 2002, we do not expect to maintain our historical rate of revenue growth, and may not achieve any revenue growth at all. As our revenue base grows larger, it will be difficult to generate high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, our revenue growth could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs, ASICs and SoCs and our inexperience in selling our products to customers that design ASICs and SoCs could also adversely affect our revenue growth. In addition, we have recently seen, and expect to continue to see, an increase in the number and dollar amount of time-based license agreements entered into. These agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. This could affect our expected revenue growth due to the delayed revenue recognition for such licenses versus our perpetual licenses. Any significant decrease in our rate of revenue growth, or a decline in revenue, would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $4.30 during the 12 months ended June 30, 2002. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors, and in response the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

Because of the recent economic downturn and the evolving market for FPGAs, ASICs and SoCs, our ability to accurately forecast quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time required to initiate and complete a sale for our FPGA products is generally short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock. In addition, we expect to experience fluctuations in the sale of licenses for our products due to seasonality. For example, we expect that sales may decline during the summer months, particularly in European markets. We have experienced and anticipate we will continue to experience relatively lower product bookings in our first quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results.

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

We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. We will need to continue to increase sales of these products in order to increase our revenue and regain profitability. We introduced our Certify SC product in May 2001 and our Synplify ASIC product in June 2001, both of which began contributing to revenue on a limited basis in the second half of 2001. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products, especially our Synplify ASIC product. In addition, sales of our Synplify ASIC product may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our Certify SC product or other new products, or our entry into the ASIC logic synthesis product market or other new markets, will be successful. If customers do not widely adopt such newly introduced products, our operating results could decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 75%, 73% and 45% of our license revenue in 2001, 2000 and 1999, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We have seen a continuing decline in our maintenance renewal rate. If we continue to experience this decline, our maintenance revenue could stop growing or decline.

If we continue to experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the FPGA product. As a result of the current economic downturn, we have experienced an increase in the length of our sales cycle If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, customers often purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. We do not have sufficient historical experience selling our Certify SC product to determine how the sales cycle for this product will affect our revenue; however, the sales cycle could be longer than we expect and could result in unpredictability in our revenue from quarter to quarter. The sales cycles for our Certify product and our new Synplify ASIC product are substantially longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for this equipment continues to decline

Demand for networking and communications equipment has declined during the last 24 months due to reduced capital spending and delays in network build-outs. In addition, demand for networking and communications equipment may decline as a result of highly publicized financial difficulties and bankruptcies of internet service providers and telecommunications companies such as WorldCom, Qwest Communications and Global Crossing. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment and never adopt new networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design the FPGAs, ASICs and SoCs that are an integral part of networking and communications equipment.

The markets for FPGAs, ASICs and SoCs are evolving and if these markets do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer and military/aerospace electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs and SoCs in order for our revenue to increase. If demand for our software products were to decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers also compete in the FPGA product market by developing their own synthesis products and/or by distributing our competitors’ products. For example, Xilinx sells a synthesis product that is competitive with our Synplify product. Either of these developments could adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects.

We need to develop our marketing, sales and ASIC library development relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty introducing and selling our ASIC synthesis products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and ASIC library development relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we have recently announced relationships with ASIC vendors International Business Machines Corporation and Faraday Technology Corporation to support our Synplify ASIC product. These companies have worked with us to qualify our software into their ASIC design flows. If we are unable to continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC synthesis products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

We utilize semiconductor distributors Insight Electronics LLC and Arrow Electronics to refer customers to us, which account for a portion of our license sales in North America. A portion of our sales outside North America and Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 9%, 14% and 20% of our total revenue in 2001, 2000 and 1999, respectively. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for a number of reasons, including poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their territories.

If we are unable to continue to expand our customer support organization, we may not be able to retain our existing customers or attract new customers, and our revenues could decline as a result

We plan to continue to increase our customer support staff on a limited basis to support new customers and the expanding needs of our existing customers. If our level of hiring is not adequate and we are unable to staff our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers, customers may not renew their maintenance or we may not be able to attract new customers.

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or that incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could also introduce new suites of products or individual products that include the functionality we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unmarketable. Even if our competitors’ standard products offer functionality equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

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

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, in June 2002, Synopsys completed its acquisition of Avant! Corporation. Cadence completed its acquisitions of Plato Design Systems, Inc. in April 2002 and Simplex Solutions, Inc., whose products compete with our Fortity family of products, in June 2002. Additionally, Mentor Graphics completed cash tender offers for IKOS Systems, Inc. in March 2002 and for Innoveda, Inc. in May 2002. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

Customers outside North America accounted for approximately $2.9 million, $5.5 million, $11.8 million and $7.1 million of our total revenue in the three and six months ended June 30, 2002 and in 2001 and 2000, respectively. The dollar amount of our international sales must grow substantially in order for us to maintain profitability. We have increased our international sales activities, but we still have limited experience marketing and directly selling our products internationally. In the second quarter of 2001, we started seeing a softening of sales in Europe, and have more recently begun to see a slowdown of sales in Japan. A continuation or further decline in these economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

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

•
potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations; and

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment.

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

In July 2002, we acquired products and technology from IOTA Technology, Inc., and may have additional acquisitions in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, the IOTA assets acquisition and any future acquisitions pose a number of risks, including:

•	integration of the acquired products and employees into our business;

•	integration of sales channels and training of our sales force for new product offerings;

•	the failure to realize expected synergies;

•	the failure of acquired products to achieve projected sales;

•	assumption of unknown liabilities; and

•	failure to understand and compete effectively in markets in which we have limited previous experience.

While we make efforts to analyze potential acquisitions carefully, we cannot be certain that any completed acquisitions will positively impact our business. Such acquisitions could also subject us to significant asset impairment or restructuring charges.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of June 30, 2002, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 55% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe, Japan and other parts of Asia. Our revenue from sales outside North America was approximately 26%, 25%, 24% and 21% of our total revenue in the three and six months ended June 30, 2002 and in 2001 and 2000, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are made in United States dollars, thus a strengthening of the United States dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the United States dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of United States corporations rated A1 or P1 by Standard & Poors’ or the Moody’s equivalents; and/or

•
money market funds, deposits or notes issued or guaranteed by United States and non-United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of June 30, 2002, our cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of United States government agency notes, commercial paper and certificates of deposit.

PART II—OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 10, 2002 in Sunnyvale, California. Of the 25,091,281 shares of our capital stock entitled to vote at the meeting, 20,392,336 shares were present in person or by proxy. Two proposals were submitted to the shareholders for action or approval and the following are the results.

Proposal I—A proposal to elect six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until his or her earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Bernard Aronson	19,431,228	961,108	—
Prabhu Goel	20,370,354	21,982	—
Kenneth McElvain	19,441,361	950,975	—
Dennis Segers	20,371,004	21,332	—
Scott Stallard	20,371,754	20,582	—
Alisa Yaffa	19,439,279	953,057	—

Proposal II—A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2002.

For	Withheld	Against
20,324,373	—	67,963

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1    Certification of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: August 14, 2002	By:	/s/ BERNARD ARONSON
Bernard Aronson Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ DOUGLAS S. MILLER
Douglas S. Miller Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)