Form 10-Q
period 2002-09-30
SYNPLICITY INC
filed 2002-11-08
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-31545

SYNPLICITY, INC.
(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 West California Avenue, Sunnyvale, CA 94086
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
Yes ☒     No ☐

As of October 31, 2002, the registrant had 25,505,238 shares of common stock outstanding.

SYNPLICITY, INC.

PART I— FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

SYNPLICITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,912	$16,855
Short-term investments	36,258	31,018
Accounts receivable, net	6,346	7,286
Other current assets	824	895

Total current assets	52,340	56,054
Property and equipment, net	3,088	3,283
Goodwill	1,302	—
Intangible assets, net	2,470	—
Other assets	1,048	568

Total assets	$60,248	$59,905

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$3,488	$2,977
Accrued compensation	2,216	2,138
Deferred revenue	11,246	10,992
Current portion of long-term debt	19	71

Total current liabilities	16,969	16,178

Commitments
Shareholders’ equity:
Common stock	55,057	54,109
Additional paid-in capital	3,612	3,694
Notes receivable from shareholders	(294)	(294)
Deferred stock-based compensation	(883)	(1,501)
Accumulated deficit	(14,185)	(12,503)
Accumulated other comprehensive income (loss)	(28)	222

Total shareholders’ equity	43,279	43,727

Total liabilities and shareholders’ equity	$60,248	$59,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	$6,540	$7,599	$19,243	$24,764
Maintenance	5,241	4,483	14,569	12,393

Total revenue	11,781	12,082	33,812	37,157

Cost of revenue:
Cost of license	67	88	178	186
Cost of maintenance	483	480	1,399	1,430
Amortization of intangible assets	130	—	130	—

Total cost of revenue	680	568	1,707	1,616

Gross profit	11,101	11,514	32,105	35,541

Operating expenses:
Research and development	4,921	4,758	13,929	14,389
Sales and marketing	5,020	5,257	14,719	16,434
General and administrative	1,144	1,283	3,440	4,079
Stock-based compensation (1)	144	254	536	799
Acquired in-process research and development	1,700	—	1,700	—

Total operating expenses	12,929	11,552	34,324	35,701

Loss from operations	(1,828)	(38)	(2,219)	(160)
Other income, net	201	436	729	1,576

Income (loss) before income taxes	(1,627)	$398	(1,490)	$1,416
Provision for income taxes	81	70	192	234

Net income (loss)	$(1,708)	$328	$(1,682)	$1,182

Basic earnings per share:
Basic net income (loss) per share	$(0.07)	$0.01	$(0.07)	$0.05

Shares used in per share calculation	25,435	24,628	25,191	24,295

Diluted earnings per share:
Diluted net income (loss) per share	$(0.07)	$0.01	$(0.07)	$0.04

Shares used in per share calculation	25,435	26,543	25,191	27,259

(1) Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of maintenance	$5	$8	$17	$26
Research and development	62	89	199	353
Sales and marketing	44	93	165	336
General and administrative	33	64	155	84

Total	$144	$254	$536	$799

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$(1,682)	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,424	1,209
Amortization of deferred stock-based compensation	536	799
Amortization of intangible assets	130	—
Acquired in-process research and development	1,700	—
Gain on sale of long-term investments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	968	722
Other current assets	71	700
Other assets	(180)	34
Accounts payable and accrued liabilities	466	(209)
Accrued compensation	78	819
Deferred revenue	254	2,543

Net cash provided by operating activities	3,765	7,727

Investing activities
Purchases of property and equipment	(1,222)	(2,095)
Purchases of short-term investments	(49,119)	(40,169)
Purchases of long-term investments	—	(1,418)
Proceeds from maturities of short-term investments	42,795	23,400
Proceeds from sales of short-term investments	1,025	—
Proceeds from sales of long-term investments	—	6,178
Purchase of business and equity investment	(4,495)	—

Net cash used in investing activities	(11,016)	(14,104)

Financing activities
Payments on long-term debt	(52)	(56)
Proceeds from sale of common stock	1,284	1,617
Repurchases of common stock	(1,733)	—
Repayment of long-term debt to shareholder	—	(125)
Payments received on notes receivable from shareholders	—	27

Net cash (used in) provided by financing activities	(501)	1,463
Effect of exchange rate changes on cash	(191)	(20)

Net decrease in cash and cash equivalents	(7,943)	(4,934)
Cash and cash equivalents at beginning of period	16,855	24,452

Cash and cash equivalents at end of period	$8,912	$19,518

Supplemental disclosure of cash flow information
Cash paid for interest	$3	$39

Cash paid for taxes	$174	$196

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(82)	$(140)

Issuance of common stock for purchase of business	$1,397	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2002 or for any future period. The condensed consolidated balance sheet information as of December 31, 2001 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Revenue Recognition

We primarily sell perpetual licenses to use our software products and sell related maintenance services. For each sale of a perpetual license, we defer the recognition of revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable and

•	we have no remaining obligations.

Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered in accordance with Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. We assess whether the fee is fixed or determinable for sales with extended payment terms based on evaluating our history of collections from the customer and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is generally considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and we have received payment for the product.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2.    Financial Instruments

Available-for-sale securities consist of the following at September 30, 2002 (in thousands):

Cash equivalents:
Money market funds	$6,213

Total cash equivalents	6,213

Short-term investments:
United States government agency notes	30,317
Corporate notes	3,942
Commercial paper	1,999

Total short-term investments	36,258

Total available-for-sale securities	$42,471

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(1,708)	$328	$(1,682)	$1,182

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,455	24,748	25,223	24,522
Less: weighted-average shares subject to repurchase	(20)	(120)	(32)	(227)

Weighted-average shares used in computing basic net income (loss) per share	25,435	24,628	25,191	24,295

Basic net income (loss) per common share	$(0.07)	$0.01	$(0.07)	$0.05

Diluted weighted-average shares:
Shares used above	25,435	24,628	25,191	24,295
Add back: weighted-average shares subject to repurchase	—	120	—	227
Effect of dilutive securities:
Stock options	—	1,795	—	2,732
Warrants	—	—	—	5

Weighted-average shares used in computing diluted net income (loss) per share	25,435	26,543	25,191	27,259

Diluted net income (loss) per common share	$(0.07)	$0.01	$(0.07)	$0.04

We have excluded all outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss for the three and nine months ended September 30, 2002, which aggregated 5,233,394 and 4,171,606 shares, respectively, because all such securities were antidilutive. Weighted average options outstanding to purchase 2,142,915 and 578,417 shares of common stock for the three and nine months ended September 30, 2001, respectively, were not included in the computation of diluted net income per share because their effect would be antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(1,708)	$328	$(1,682)	$1,182
Foreign currency translation adjustments	50	(46)	(191)	(20)
Net change in unrealized gain (loss) on investments	22	106	(59)	132

Comprehensive income (loss)	$(1,636)	$388	(1,932)	$1,294

Note 5.    Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to September 30, 2002, we repurchased a total of 326,265 shares at an average price of $4.88 per share. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program.

Note 6.    Acquisition of Business

On July 2, 2002, we completed the acquisition of key products and technology from IOTA Technology, Inc. (“IOTA”). We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. IOTA’s results of operations are included in our statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial position or results of operations.

The total purchase price was approximately $5.6 million, comprised of the following: (a) $4.1 million in cash, (b) 300,000 shares of our common stock valued at approximately $1.4 million based on the average closing market price of our common shares over the trading-day period of 2 days prior to and including July 2, 2002 and (c) approximately $100,000 of estimated acquisition-related costs.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities and in-process research and development. The intangible assets subject to amortization are being amortized on a straight-line basis over five years. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the $1.7 million assigned to in-process research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a 27% discount rate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets acquired:
In-process research and development assets	$1,700
Intangible assets subject to amortization (five year useful lives):
Existing technology	1,900
Core technology	500
Maintenance agreements and related relationships	200
Other	35
Goodwill	1,302

Total assets acquired	5,637

Liabilities assumed:
Maintenance obligation liability	(45)

Total liabilities assumed	(45)

Net assets acquired	$5,592

Note 7.    Recently Issued Accounting Standards

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material effect on our operating results or financial position.

Note 8.    Subsequent Event

In October 2002, we implemented a reduction of approximately 6% of our workforce but do not expect this reduction to have a significant impact on operating expenses in the remainder of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Overview” regarding our plans for the acquired technology and products; the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Quarterly Report, the recognition of future revenue from the sale of perpetual and time-based licenses and additional allowances for doubtful accounts; the statements under “Three and Nine Months Ended September 30, 2002 and 2001—Cost of revenue” regarding the cost of license revenue; the statements under “Three and Nine Months Ended September 30, 2002 and 2001—Operating expenses” regarding future operating expenses; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, HDL Analyst, Certify, Amplify, Synplify Pro, Synplify ASIC and RealPower are registered trademarks of Synplicity, Inc. Physical Optimizer, Certify SC, PowerPlanner and Fortify are trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 31%, 27%, 24% and 21% of our total revenue in the three and nine months ended September 30, 2002 and in years 2001 and 2000, respectively.

Our products include:

•	our Synplify® product, an FPGA logic synthesis product;

•	our HDL Analyst® product, a complementary product to the Synplify solution which provides graphical representation and design analysis;

•	our Certify® product, an application specific integrated circuit (“ASIC”) and system on a chip (“SoC”) ASIC verification product;

•	our Amplify® Physical Optimizer™ product, which we believe is the only physical synthesis product for FPGAs;

•	our Synplify Pro® product, an advanced FPGA logic synthesis product;

•	our Certify SC™ product, a tool aimed at ASIC and intellectual property prototyping on a single FPGA, or debugging large FPGA designs;

•	our Synplify ASIC® product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify™ PowerPlanner™ product, an early-stage power grid design solution; and

•	our Fortify™ RealPower® product, a power grid design verification tool for deep-submicron integrated circuits.

We primarily sell perpetual licenses to use our software products and related maintenance services, therefore our revenue consists of license and maintenance revenue. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base and the decreased level of license revenue recognized, maintenance revenue has increased as a percent of total revenue. We also sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms.

On July 2, 2002, we completed the acquisition of key products and technology from IOTA for a total purchase price of approximately $5.6 million, comprised of $4.1 million in cash, 300,000 shares of our common stock valued at approximately $1.4 million and approximately $100,000 of acquisition-related costs. We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We have continued to sell the acquired PowerPlanner and RealPower products as part of a new Fortify family of power solutions. We plan to incorporate the acquired power analysis technology into our development of next-generation ASIC synthesis and design implementation products.

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

Revenue Recognition

For each sale of a perpetual license, we defer the recognition of revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable and

•	we have no remaining obligations.

Once all of the above conditions have been met, we recognize license revenue based upon the residual method after all elements other than maintenance have been delivered in accordance with Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. We assess whether the fee is fixed or determinable for sales with extended payment terms based on evaluating our history of collections from these customers and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is generally considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and we have received payment for the product.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	55.5%	62.9%	56.9%	66.6%
Maintenance	44.5	37.1	43.1	33.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of license	0.6	0.7	0.5	0.5
Cost of maintenance	4.1	4.0	4.1	3.8
Amortization of intangible assets	1.1	—	0.4	—

Total cost of revenue	5.8	4.7	5.0	4.3

Gross margin	94.2	95.3	95.0	95.7
Operating expenses:
Research and development	41.8	39.4	41.1	38.7
Sales and marketing	42.6	43.5	43.6	44.2
General and administrative	9.7	10.6	10.2	11.0
Stock-based compensation	1.2	2.1	1.6	2.2
Acquired in-process research and development	14.4	—	5.0	—

Total operating expenses	109.7	95.6	101.5	96.1

Loss from operations	(15.5)	(0.3)	(6.6)	(0.4)
Other income, net	1.7	3.6	2.2	4.2

Income (loss) before income taxes	(13.8)	3.3	(4.4)	3.8
Provision for income taxes	0.7	0.6	0.6	0.6

Net income (loss)	(14.5)%	2.7%	(5.0)%	3.2%

Three and Nine Months Ended September 30, 2002 and 2001

Total revenue

Total revenue decreased by 2.5% to $11.8 million for the three months ended September 30, 2002 from $12.1 million for the three months ended September 30, 2001. Total revenue decreased by 9.0% to $33.8 million for the nine months ended September 30, 2002 from $37.2 million for the nine months ended September 30, 2001. These decreases were attributable to lower license sales primarily due to the economic downturn in North America, partially offset by an increase in maintenance revenue.

License revenue.    License revenue decreased by 13.9% to $6.5 million for the three months ended September 30, 2002 from $7.6 million for the three months ended September 30, 2001. License revenue decreased by 22.3% to $19.2 million for the nine months ended September 30, 2002 from $24.8 million for the nine months ended September 30, 2001. These decreases were attributable to lower license sales primarily due to the economic downturn in North America.

Maintenance revenue.    Maintenance revenue increased by 16.9% to $5.2 million for the three months ended September 30, 2002 from $4.5 million for the three months ended September 30, 2001. Maintenance revenue increased by 17.6% to $14.6 million for the nine months ended September 30, 2002 from $12.4 million for the nine months ended September 30, 2001. These increases were attributable to our growing installed customer base, offset somewhat by a lower overall rate of maintenance renewal in the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties to third parties. Cost of license revenue decreased 23.9% to $67,000 for the three months ended September 30, 2002 from $88,000 for the three months ended September 30, 2001. Cost of license revenue decreased 4.3% to $178,000 for the nine months ended September 30, 2002 from $186,000 for the nine months ended September 30, 2001. As a percent of license revenue, cost of license revenue decreased to 1.0% for the three months ended September 30, 2002 from 1.2% for the same period in 2001. These decreases were due to higher packaging and license key costs incurred in the three months ended September 30, 2001. As a percent of license revenue, cost of license revenue remained relatively consistent at 0.9% for the nine months ended September 30, 2002 from 0.8% for the same period in 2001. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly over the remainder of 2002.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue of $483,000 for the three months ended September 30, 2002 remained relatively consistent with cost of maintenance revenue of $480,000 for the three months ended September 30, 2001. Cost of maintenance revenue for the nine months ended September 30, 2002 and 2001 remained consistent at $1.4 million in each period. As a percent of maintenance revenue, cost of maintenance revenue decreased to 9.2% for the three months ended September 30, 2002 from 10.7% for the same period in 2001. As a percent of maintenance revenue, cost of maintenance revenue decreased to 9.6% for the nine months ended September 30, 2002 from 11.5% for the same period in 2001. These decreases were primarily due to maintaining similar levels of costs while increasing maintenance revenue.

Amortization of intangible assets.    Amortization of intangible assets of $130,000 for the three and nine months ended September 30, 2002 reflects the amortization over a five year useful life of intangible assets acquired as part of our purchase of technology from IOTA in July 2002.

Operating expenses

Research and development.    Research and development expenses increased 3.4% to $4.9 million for the three months ended September 30, 2002 from $4.8 million for the three months ended September 30, 2001 primarily due to the additional employees from the purchase of technology from IOTA. Research and development expenses decreased 3.2% to $13.9 million for the nine months ended September 30, 2002 from $14.4 million for the nine months ended September 30, 2001 primarily resulting from cost control measures including lower salaries, consulting fees and recruiting costs. As a percent of total revenue, research and development expenses increased to 41.8% for the three months ended September 30, 2002 from 39.4% for the same period in 2001. As a percent of total revenue, research and development expenses increased to 41.2% for the nine months ended September 30, 2002 from 38.7% for the same period in 2001. These increases were due to the decline in total revenue for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. We do not expect research and development expenses to fluctuate significantly during the remainder of 2002.

Sales and marketing.    Sales and marketing expenses decreased 4.5% to $5.0 million for the three months ended September 30, 2002 from $5.3 million for the three months ended September 30, 2001. Sales and marketing expenses decreased 10.4% to $14.7 million for the nine months ended September 30, 2002 from $16.4 million for the nine months ended September 30, 2001. As a percent of total revenue, sales and marketing expenses decreased to 42.6% for the three months ended September 30, 2002 from 43.5% for the same period in 2001. As a percent of total revenue, sales and marketing expenses decreased to 43.5% for the nine months ended September 30, 2002 from 44.2% for the same period in 2001. These decreases were primarily due to lower commissions expense, as well as cost control measures including lower salaries, consulting fees, recruiting costs, public relations and tradeshow activity, partially offset by a higher number of employees. We expect sales and marketing expenses to increase slightly in the fourth quarter of 2002 as a result of higher commissions and tradeshow expenses.

General and administrative.    General and administrative expenses decreased 10.8% to $1.1 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. General and administrative expenses decreased 15.7% to $3.4 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. As a percent of total revenue, general and administrative expenses decreased to 9.7% for the three months ended September 30, 2002 from 10.6% for the same period in 2001. As a percent of total revenue, general and administrative expenses decreased to 10.2% for the nine months ended September 30, 2002 from 11.0% for the same period in 2001. These decreases were mainly the result of lower bad debt expense, as well as cost control measures including lower salaries, consulting fees and recruiting costs. We expect general and administrative expenses to increase slightly in the fourth quarter of 2002 as a result of higher insurance expenses. In October 2002, we implemented a 6% workforce reduction but do not expect this reduction to have a significant impact on operating expenses in the remainder of 2002.

In October 2002, we implemented a reduction of approximately 6% of our workforce but do not expect this reduction to have a significant impact on operating expenses in the remainder of 2002.

Stock-based compensation.    Stock-based compensation was $144,000 for the three months ended September 30, 2002 and $254,000 for the three months ended September 30, 2001. Stock-based compensation was $536,000 for the nine months ended September 30, 2002 and $799,000 for the nine months ended September 30, 2001. The remaining deferred stock compensation at September 30, 2002 is expected to be amortized as follows: $137,000 for the three months ending December 31, 2002, $466,000 for the year ending December 31, 2003, $280,000 for the year ending December 31, 2004 and the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Acquired in-process research and development.    Acquired in-process research and development expense of $1.7 million for the three and nine months ended September 30, 2002 was incurred in connection with the write off of research and development assets acquired as part of the IOTA purchase in July 2002.

Other income, net

Other income, net decreased to $201,000 for the three months ended September 30, 2002 compared to $436,000 for the same period in 2001. Other income, net decreased to $729,000 for the nine months ended September 30, 2002 compared to $1.6 million for the same period in 2001. These decreases were primarily due to the decrease in interest rates available on investments as well as lower cash and investment balances.

Income Tax

We recorded income tax provisions of $81,000, $192,000, $70,000 and $234,000 for the three and nine months ended September 30, 2002 and 2001, respectively, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $8.9 million, short-term investments of $36.3 million and working capital of $35.4 million. Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2002 compared to $7.7 million for the same period in 2001.

Net cash used in investing activities was $11.0 million for the nine months ended September 30, 2002 compared to $14.1 million for the same period in 2001. For the nine months ended September 30, 2002, cash used in investing activities was for the purchase of short-term investments and the acquisition of key products and technology from IOTA, as well as the purchase of computers, equipment, software and a minority equity interest in a private technology company. These uses of cash were partially offset by sales and maturities of short-term investments. For the nine months ended September 30, 2001, cash used in investing activities was for the purchase of short-term investments as well as computers, equipment and software, partially offset by maturities of short-term investments and sales of long-term investments.

Net cash used in financing activities was $501,000 for the nine months ended September 30, 2002 compared to net cash provided of $1.5 million for the same period in 2001. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily for repurchases of common stock partially offset by the sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2001 was primarily from the sale of common stock.

Synplicity purchased $1.7 million of its common stock in the nine months ended September 30, 2002.

As of September 30, 2002, we had $19,000 in fixed term obligations.

In September of 2002, we entered into a new corporate facility lease in Sunnyvale, California expiring in August 2007.

The table below summarizes our future contractual obligations at September 30, 2002 (in thousands):

	Three Months Ended December 31, 2002	Year Ended December 31,			Total
		2003	2004	2005-2007
Operating Leases	$410	$1,452	$1,314	$3,351	$6,527
Capital Leases	19	—	—	—	19

Total	$429	$1,452	$1,314	$3,351	$6,546

We had a $3.0 million line of credit with Silicon Valley Bank which expired in May 2002 and was not renewed.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	the extent of stock repurchases; and

•	the availability of financing.

We believe that our cash and investments of $45.2 million as of September 30, 2002 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $4.1 million of cash for our acquisition of assets from IOTA and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material affect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions in North America, as well as outside of North America

We have experienced negative effects from the economic downturn in North America, particularly in those areas with a heavier reliance on the networking and communications industry, and, to an extent, in Europe and Japan. We have also experienced particular weakness in sales to startup companies. Many of our customers continue to tightly control spending and have reduced, delayed or canceled purchase orders. Additionally, in an effort to reduce near-term spending, more customers have been seeking time-based agreements, which causes us to recognize revenue ratably. All of the above conditions have resulted in a lower level of demand and revenue for all of our products as well as longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions, including the market for FPGA devices, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss in the three and nine months ended September 30, 2002, and have had significant net losses in the past, including net losses of $2.6 million in 2000 and $6.9 million in 1999. In addition, we expect to incur a loss in the next two quarters. We expect to continue to incur significant levels of research and development, sales and marketing and general and administrative expenses. If revenue does not increase or continues to decline, we may not be able to control our costs to a level necessary for profitability. Therefore, we will need to generate significant revenue to achieve profitability in future periods. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	attempt to develop additional logic synthesis, physical synthesis or other products;

•	may expand our direct sales force outside North America;

•	may increase the size of our customer support organization;

•	may reduce the cost control measures put in place during 2001 and 2002; and

•	incur expenses related to the acquisition of products and technology from IOTA or other potential acquisitions.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, or our revenues could decline, which could cause our stock price to decline

Our annual rates of revenue growth were 42% in 2001, 90% in 2000 and 65% in 1999. In 2002, we expect revenue to decline by approximately 7% from 2001. As our revenue base grows larger, it will be difficult to generate high percentage increases over time. If we fail to introduce new products or enhanced versions of existing products when expected, our revenue could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs, ASICs and SoCs and our inexperience in selling our products to customers that design ASICs and SoCs could also adversely affect our revenue. In addition, we have recently seen, and expect to continue to see, an increase in the number and dollar amount of time-based license agreements. These agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. This could affect our expected revenue growth due to the delayed revenue recognition for such licenses versus our perpetual licenses. Any significant decrease in our rate of revenue growth, or a decline in revenue, would likely result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $3.95 during the 12 months ended September 30, 2002. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived substantially all of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 82%, 83% and 93% of our license revenue in 2001, 2000 and 1999, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the remainder of this year. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including overall market conditions, competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

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

We may not succeed in developing, marketing and selling new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. Developing new products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to develop, market and sell new products and enhance our current products, our operating results will decline.

We introduced our Certify product in 1999, our Amplify Physical Optimizer product in March 2000 and our Synplify Pro product in May 2000. We will need to continue to increase sales of these products in order to increase our revenue and regain profitability. We introduced our Certify SC product in May 2001 and our Synplify ASIC product in June 2001, both of which began contributing to revenue on a limited basis in the second half of 2001. We began selling our acquired Fortify PowerPlanner and RealPower products in July 2002. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products, especially our Synplify ASIC product. In addition, sales of our Synplify ASIC product may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our Certify SC product or other newer products, our entry into the ASIC logic synthesis product market or other new markets, or our PowerPlanner and RealPower products or other acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 75%, 73% and 45% of our license revenue in 2001, 2000 and 1999, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We have seen continued pressure on our maintenance renewal rate, including the effects of customers unable to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. If we continue to experience this pressure, our maintenance revenue could stop growing or decline.

If we continue to experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to four months, depending on the FPGA product. As a result of the current economic downturn, we have experienced an increase in the length of our sales cycle. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. In addition, for all of our products, customers often purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter. The sales cycles for our Certify product and our Synplify ASIC product are substantially longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue. Since we have limited experience selling our new PowerPlanner and RealPower products, the sales cycles for these products could be longer than we expect and could add to the unpredictability in our revenue from quarter to quarter.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs, ASICs or SoCs, and our revenue may suffer if demand for this equipment continues to decline

Demand for networking and communications equipment has declined during the last 24 months due to reduced capital spending and delays in network build-outs. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment instead of adopting new networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design a number of the FPGAs, ASICs or SoCs that are an integral part of networking and communications equipment.

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

•	predict and base our products on technology that ultimately becomes industry standard; and

•	penetrate the ASIC synthesis marketplace with our new ASIC synthesis product, or otherwise significantly expand our market share of the ASIC tools market.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA markets depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements. These manufacturers also compete in the FPGA product market by licensing their own synthesis products and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products. Either of these developments could adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects.

We need to develop our marketing, sales and ASIC library development relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC synthesis products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and ASIC library development relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we have begun relationships with ASIC vendors International Business Machines Corporation and Faraday Technology Corporation to support our Synplify ASIC product. These companies have worked with us to qualify our software into their ASIC design flows. If we are unable to continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC synthesis products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

Because we rely on channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

We utilize semiconductor distributors Insight Electronics LLC and Arrow Electronics to refer customers to us, which account for a portion of our license sales in North America. A portion of our sales outside North America and Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 9%, 14% and 20% of our total revenue in 2001, 2000 and 1999, respectively. If we fail to sell our products through our existing channel partners, we would experience a material decline in revenue. We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new channel partners, the rate of growth of our total revenue could be harmed if our existing channel partners do not continue to sell our products. In the past, we have terminated our relationships with certain channel partners for a number of reasons, including poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their respective territories.

If we are unable to staff our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers or attract new customers, and our revenues could decline as a result

We may need to increase our customer support staff on a limited basis to support new customers and the expanding needs of our existing customers. If our level of hiring is not adequate and we are unable to staff our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers, customers may not renew their maintenance or we may not be able to attract new customers.

We may not be able to effectively compete against other providers of products that design FPGAs, ASICs and SoCs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products which address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become unmarketable. In addition, we believe our ASIC synthesis product must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. We may face competition in the future from established FPGA manufacturers that compete in the design software market, such as Altera or Xilinx, or from emerging software companies. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

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

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, in June 2002, Synopsys completed its acquisition of Avant! Corporation. Cadence completed its acquisitions of Plato Design Systems, Inc. in April 2002 and Simplex Solutions, Inc., whose products compete with our Fortify family of products, in June 2002. Additionally, Mentor Graphics completed cash tender offers for IKOS Systems, Inc. in March 2002 and for Innoveda, Inc. in May 2002. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to preserve the value of our products’ intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a limited number of patent applications and have been issued a small number of patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without exposing ourselves to litigation risk and damages. Furthermore, redevelopment of the product so as to avoid infringement would cause us to incur significant additional expense. Although we maintain general business insurance, it does not cover infringement claims. We would be required to pay any damages and legal expenses from a successful claim ourselves. In addition, because we also provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers, we would be financially exposed to satisfy these obligations to our customers.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

Customers outside North America accounted for approximately $3.6 million, $9.2 million, $11.8 million and $7.1 million of our total revenue in the three and nine months ended September 30, 2002 and in years 2001 and 2000, respectively. The dollar amount of our international sales must grow substantially in order for us to achieve profitability. We have increased our international sales activities, but we still have limited experience in marketing and directly selling our products internationally. In the second quarter of 2001, we started seeing a softening of sales in Europe, and have more recently begun to see a slowdown of sales in Japan. A continuation or further decline in these economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in United States dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency. To date, we have not undertaken any foreign currency hedging transactions, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

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

We may not be successful in integrating the businesses or technologies that we acquire, or the expected benefits may not be realized as projected

In July 2002, we acquired products and technology from IOTA and may have additional acquisitions in the future as part of our efforts to increase revenue and expand our product offerings. In addition to added direct costs, acquisitions pose a number of risks, including:

•	integration of the acquired products and employees into our business;

•	integration of sales channels and training of our sales force for new product offerings;

•	failure to realize expected synergies;

•	failure of acquired products to achieve projected sales;

•	assumption of unknown liabilities; and

•	failure to understand and compete effectively in markets in which we have limited experience.

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

We warrant that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages. Although we maintain general business insurance, our coverage does not extend to product liability claims and we cannot assure that our resources would be sufficient to pay a damages award if one were to arise.

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

We rely on the services of key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace

Our products and technologies are complex and we rely on experienced and knowledgeable research and development, customer support and sales personnel. In particular, we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder, and Robert Erickson, our Vice President of Engineering. There is a limited number of qualified people with the technical skills and understanding of FPGAs, ASICs and SoCs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of September 30, 2002, our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 53% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe, Japan and other parts of Asia. Our revenue from sales outside North America was approximately 31%, 27%, 24% and 21% of our total revenue in the three and nine months ended September 30, 2002 and in years 2001 and 2000, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are in United States dollars, thus a strengthening of the United States dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the United States dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly with respect to intercompany liabilities in Japan. To date, we have not undertaken any hedging actions to reduce our exposure to changes in foreign currency exchange rates.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of United States corporations rated A1 or P1 by Standard & Poors’ or Moody’s equivalents; and/or

•
money market funds, deposits or notes issued or guaranteed by United States and non-United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of September 30, 2002, our cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of United States government agency notes, corporate notes and commercial paper.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: November 8, 2002	By:	/s/ Bernard Aronson
Bernard Aronson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 8, 2002	By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Bernard Aronson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Synplicity, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Bernard Aronson
Name: Bernard Aronson
Title: Chief Executive Officer, President and Director

I, Douglas S. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Synplicity, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Douglas S. Miller
Name: Douglas S. Miller
Title: Vice President of Finance and Chief Financial Officer