Form 10-K
period 2002-12-31
SYNPLICITY INC
filed 2003-03-18
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-31545

SYNPLICITY, INC.

(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 West California Avenue, Sunnyvale, California	94086
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 215-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $43,975,000. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, the registrant had outstanding 25,701,530 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

SYNPLICITY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

PART I

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. When used in this Report, the words “may,” “will,” “should,” “believe,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or incorporated by reference herein. Synplicity, Inc. (“we”, “us” or “Synplicity”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

This Annual Report on Form 10-K, as well as all of our subsequent filings under the Exchange Act, is accessible, free of charge, via our website at www.synplicity.com as soon as reasonably practicable after such reports have been filed with the Securities and Exchange Commission.

ITEM 1.    BUSINESS

Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. Our software products perform essential steps in the process of designing semiconductors that are tailored to perform a specific function including field programmable gate arrays (“FPGAs”) and application specific integrated circuits (“ASICs”). We employ proprietary logic synthesis, physical synthesis and debug technology to simplify, improve and accelerate the design and verification of large complex FPGAs and ASICs. We believe our semiconductor design software products, coupled with our responsive customer support, assist our customers to meet performance goals and decrease the time to market of their electronic systems.

Industry Background

Manufacturers of networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems employ a wide variety of advanced semiconductors, including FPGAs and ASICs, in their products. Unlike off the shelf standard function semiconductors, FPGAs and ASICs are tailored to perform specific functions defined by electronic product designers. FPGAs are semiconductors that are customized, or programmed, to perform a specific function after the semiconductors are manufactured, whereas ASICs are customized during the manufacturing process.

FPGAs and ASICs are used to implement proprietary intellectual property and to provide the equipment manufacturer’s products with enhanced performance, flexibility and differentiation from those of competitors. FPGAs provide equipment manufacturers with the ability to create and modify semiconductor designs quickly and easily. With FPGAs, electronics manufacturers can make changes to the design even after the customer uses the product. This ease of creation and modification helps electronics manufacturers meet time to market requirements by shortening development times. In this respect, FPGAs provide electronic equipment manufacturers the ability to get to market quickly and the flexibility to update their products to address rapidly changing industry and interoperability standards. ASICs, on the other hand, can achieve higher performance, lower power consumption and lower unit cost than FPGAs when produced in volume. However, ASICs generally have longer development cycles as well as lengthy and expensive custom fabrication processes prior to shipment.

We believe that the relative ease of use, design flexibility and shortened time to market of FPGAs and the expanded capacity, performance and lower power consumption and unit cost of ASICs will continue to fuel growth in the use of these semiconductors in electronic equipment.

The capacity of FPGAs and ASICs on average has increased due to advanced manufacturing processes. In addition, these manufacturing capacity increases help improve performance, lower overall part costs and further expand the breadth of applications for which FPGA and ASIC semiconductors can be used.

Challenges of designing FPGAs and ASICs

As more complex FPGAs and ASICs with higher capacity are used in the design of electronic equipment, these FPGAs and ASICs often require significant resources to design and test their functionality. Large semiconductor designs require more time to develop and test, which may limit the equipment manufacturer’s ability to get to market quickly.

While state of the art semiconductors are designed to achieve high performance standards, reaching these performance goals can require time-consuming design processes. Electronic product designers seek design solutions that produce high performance designs, increase productivity and are easy to learn and use. To achieve these objectives, electronic product designers, including equipment manufacturers using FPGAs and ASICs, have recognized the advantage of certain software solutions which address critical steps in the development cycle.

To date, these software solutions have focused on several functions in the development cycle including:

•	Logic synthesis. Logic synthesis software compiles a high level textual description of the desired function of a semiconductor into an optimized network of elements, each of which is known as a logic or memory element. Because the logic and memory elements must interact and exhibit high performance, logic synthesis is critical to reduce the number of required components and improve the frequency at which the semiconductor can be operated.

•	Physical synthesis. Physical synthesis software combines the function of logic synthesis software with some of the functions of placement and routing software. Placement and routing software processes the optimized description of the semiconductor created by logic synthesis to place the logic and memory elements in locations on the semiconductor and to assign routes for wires between those placed elements. The goal is to keep wires short in order to maximize performance. Because a physical synthesis system controls the locations of elements, it can identify performance limitations more easily and fix them with a combination of placement changes and logic synthesis optimizations.

•	Verification. Verification software uses the information about the functions and integrity of the semiconductor to test whether it will perform as intended. For example, with ASICs, the designer must verify whether the semiconductor will perform as intended and whether the proposed design works with other components in the electronics system, such as software or a communication module. Mistakes not identified prior to chip manufacture are costly and can require weeks or months for correction.

Our Solution

Our software solutions improve performance and shorten development times for complex FPGAs and ASICs by simplifying, improving and automating key logic synthesis, physical synthesis, design planning and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

A key feature of our products is their ability to generate and display concurrently three views of a semiconductor design—the textual design description, a highly abstract graphical representation of the design description and an optimized, detailed diagram showing the various elements of the semiconductor design. As the designer changes the textual description, the changes are automatically reflected in the other two views. These alternate representations aid the designer to manipulate and optimize the design and diagnose problems. Our software products also provide the following features and benefits to our customers and their electronic product designers:

Design goal achievement.    Our products enable designers to design products quickly that meet or exceed their semiconductor performance and capacity utilization goals. Efficient and cost-effective manufacturing of a semiconductor depends on full utilization of the semiconductor’s capacity. Users specify design constraints through our graphical user interface and then use our products to automatically process the design to achieve function, performance and capacity goals. The complex optimization operations that our products perform employ the most advanced features of the target semiconductor and result in a highly optimized design that improves performance of the electronic equipment. As a result, our solutions may also enable designers to use less costly semiconductors to achieve the same performance goals, thus reducing costs.

Accelerated time to market.    Electronic product designers require time efficient solutions. Our products optimize small designs in seconds and large designs in minutes or hours, which we believe is significantly faster than alternative software. Reduced execution time significantly shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. In addition, our products allow designers to select an optimal design from various design possibilities in the same amount of time that alternative software would require to evaluate a single solution.

Ease of use.    Our products are designed to be easy to install, learn and use. The user enters only information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers’ work simpler. We believe both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of effort as compared with conventional approaches. We believe our solutions’ ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals.

Optimal product solutions.    We believe our products provide significant advantages for designing FPGAs and ASICs that contain large numbers of transistors. Our FPGA solutions can implement designs for the largest available FPGAs. Synplify Pro, our leading FPGA synthesis product, enhances electronic product designer productivity as well as the performance for complex designs. Amplify Physical Optimizer is intended specifically for large FPGA designs and incorporates specialized features for optimizing these designs that can improve performance on average by approximately 20%. Certify, our ASIC verification product, include features that enable designers to functionally validate large designs using high-speed prototypes. Without these prototypes, ASIC designers may not be able to test their designs at or near the ASIC’s performance target prior to chip signoff, thus increasing the likelihood of a design error. Our Fortify family of power planning and analysis products helps create and validate that the ASIC’s power network maintains its voltage integrity during design operation. Synplify ASIC is capable of implementing ASIC designs and design blocks as large as two million gates in a single operation, saving time and improving results in these more complex semiconductors.

Comprehensive customer support.    Because of the complex nature of our customers’ design activities, we believe our support services are valuable to our customers. We emphasize rapid resolution of customer questions by staffing our customer support operation with knowledgeable design engineers. We have provided our customer service organization with sufficient resources to assist our staff in responding to customer problems within 24 hours. We also make available through our web site information regarding support solutions, problem submission and problem status.

Products

FPGA Solutions

Our software products for use with FPGAs represented approximately 87%, 94% and 93% of our total bookings in 2002, 2001 and 2000, respectively.

Synplify and Synplify Pro Products

In 1995, we introduced Synplify, our logic synthesis product which enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results. According to Dataquest, a market research firm, Synplicity’s FPGA synthesis products attained a 54% market share in 2001. To perform logic synthesis, our Synplify and Synplify Pro products employ proprietary optimization algorithms, which we call Behavior Extracting Synthesis Technology. Our Synplify and Synplify Pro products take advantage of specialized features provided by the FPGA manufacturers that improve performance for a particular design. Logic synthesis software products transform a high level design specification into a format comprised of logic elements and wires interconnecting those elements that is ready for implementation in a semiconductor. Logic synthesis is a primary determinant of design performance. As a result, logic synthesis has a significant impact on the overall performance of the electronic system in which the FPGA resides. We believe that our Synplify and Synplify Pro products have the industry’s highest performance results on the basis of speed and capacity utilization of the resulting FPGA. In addition, our Synplify Pro product automatically identifies and restructures certain types of control circuits to achieve better performance.

Because logic synthesis is performed multiple times during the design process, the less time synthesis requires, the quicker the engineer can complete the design process. We believe our Synplify and Synplify Pro products have the industry’s fastest run times. We employ algorithms that scale linearly in run time with the size of the design. Small designs can be synthesized in seconds and designs for the newest, largest FPGAs can be synthesized in hours or even minutes. Synplify and Synplify Pro require only the input of readily available design data. This information is entered via a simple to use graphical user interface, which allows designers to specify all design constraints in a single location quickly.

HDL Analyst Product

In 1997, we introduced HDL Analyst, a software product that is available as an option to our Synplify product and is incorporated into most of our other products. A key feature of our HDL Analyst product is its ability to generate and display concurrently three views of a semiconductor design—the textual design description, a highly abstract graphical representation of the design description and an optimized, detailed diagram showing the various elements of the semiconductor design. As the designer changes the textual description, the changes are automatically reflected in the other two views. Our HDL Analyst product enables designers to quickly identify performance bottlenecks and identify other opportunities for improvement.

Amplify Physical Optimizer Product

In March 2000, we introduced Amplify Physical Optimizer, a software product specifically created for designing large, complex FPGAs. The key innovation and differentiating feature of our Amplify Physical Optimizer product is the method by which it uses and improves physical implementation information provided by the designer during the synthesis process to produce a faster design. We believe that Amplify Physical Optimizer is the industry’s first commercially available physical synthesis product for FPGA design. In October 2001, we introduced our second generation of Amplify Physical Optimizer that utilizes Total Optimization Physical Synthesis, or TOPS, which is based on significant new algorithmic developments that produce precise physical placement while performing optimization of logic on critical paths. By performing detailed placement of logic, the TOPS technology is able to achieve even more predictable timing estimations, thus reducing the number of iterations required to close on timing. The user provides this physical implementation information through a graphical user interface, and our Amplify Physical Optimizer product utilizes this information to improve design performance by an average of approximately 20%.

We believe Amplify Physical Optimizer improves time to market. Without physical optimizations, users must undertake numerous time-consuming iterations of design, constraint and software option changes in hopes of creating a design that has the desired performance and functionality.

FPGA components are sold in performance grades. An FPGA offering marginally higher performance may cost substantially more than the next lower grade. We believe that our Amplify Physical Optimizer product assists designers to use less expensive components to meet the same design requirements.

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

Identify Product

In November 2002, we acquired a key register transfer level (“RTL”) debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly from their RTL source code during chip operation. Identify’s efficient method of functional hardware debug helps engineering teams avoid what would otherwise be a tedious and costly debug using hardware analyzers.

We believe that Identify is the only software product that allows FPGA designers and ASIC prototyping designers to functionally debug their hardware directly in their RTL source code. This allows functional verification with RTL designs 10,000 times faster than today’s RTL simulators and enables the use of in-system stimulus for applications-like networking, audio and video and hardware/software designs. Identify allows designers to directly select signals and conditions in their RTL source code for debugging and the results are viewed directly in the RTL source code. The Identify product can also save results in standard VCD format that can be used with most waveform viewers.

ASIC Solutions

Our software products for use with ASICs represented approximately 13%, 6% and 7% of our total bookings in 2002, 2001 and 2000, respectively.

Certify Product

In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of one or multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process so that design changes are easier and less costly. Certify also assists customers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify product to define their prototypes can begin system integration, software verification, chip verification and system verification earlier than other approaches to functional verification. Certify can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC synthesis products.

Our Certify product is a verification product incorporating synthesis and enabling the user to create prototypes directly from the user’s textual design specification. Our Certify product also incorporates debug intellectual property insertion technology which allows insertion of additional hardware for monitoring the behavior of the prototype without changes to the source hardware description language (“HDL”) for the design. FPGA manufacturers Altera Corporation and Xilinx, Inc. also provide their in-circuit logic analyzers for this application. The ability to operate the prototype at or near the speed of the final product can be very important for ASIC verification. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Our Certify product enables designers to create FPGA-based prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Certify achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

Synplify ASIC Product

In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. Our Synplify ASIC product offers higher design capacity as demonstrated by its ability to process designs or design blocks up to two million gates in a single compilation and produces better quality of results. The leading competitive offering requires customers to disassemble the design into a large number of smaller blocks, process each of these independently and then reassemble the result. This requires a great deal of extra effort, which is eliminated in the Synplify ASIC synthesis approach. In addition, processing the design as a single entity or as larger block entities reveals further opportunities for optimization, which can improve chip performance and reduce chip costs. Also, we believe our Synplify ASIC product processes designs up to 15 times faster than the leading competitive product, reducing synthesis processing times and boosting designer productivity.

In addition to the ease-of-use advantage afforded by its high capacity, we believe our Synplify ASIC product is also easy to learn. Synplify ASIC employs an intuitive, graphical user interface and incorporates a high degree of automation.

Fortify Products

In July 2002, we acquired key power planning and analysis products from IOTA Technology, Inc. (“IOTA”) which we introduced under a new Synplicity product family name, Fortify. Within this product family are three key products that create and verify an ASIC’s power network for voltage integrity.

PowerPlanner Product.    Fortify PowerPlanner is a unique product that permits the physical designer to experiment with various power grid topologies and gain an early insight into the voltage integrity and potential electromigration issues in the design before complete logic implementation. Pre-synthesis power planning has been proven to correlate very well to post synthesis and physical implementation results, thereby saving the designer costly design iterations late in the design cycle. Upon achievement of a successful power grid, PowerPlanner’s integrated PowerRoute technology can create the final power grid for use by chip implementation place-and-route tools.

RealPower Product.    Fortify RealPower is an accurate post synthesis and physical implementation power grid verification product. It analyzes the voltage integrity by computing the voltage drop (“IR drop”) and performs electromigration analysis, each on the individual library cells using its embedded Dynamic Power Calculator. Significant levels of IR drop can negatively affect chip performance and proper chip operation. Electromigration affects long-term reliability of semiconductors and must be analyzed and corrected prior to chip signoff. The result is a fast engine that can handle detailed physical information and correct reliability and signal integrity issues before they lead to design revisions or field failures.

PowerTime Product.    Fortify PowerTime is a product that measures the performance degradation associated with the IR drop on the individual standard cell level. PowerTime is used to accurately tune the standard delay format data with the timing impact of the IR drop which provides the logic designer with a more realistic view of the timing violations and possible race conditions, and ultimately allows for tighter timing margins along with a higher maximum chip operating frequency.

Customer support

Our products are designed to be utilized quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance from us with various aspects of our products’ functionality in their semiconductor design process. We believe that high quality customer support of our customers’ activities is important to the success of our business. We have developed and expect to continue to improve our comprehensive support organization to manage customer accounts. We provide support for our products primarily from our Sunnyvale, California and Bangalore, India locations. In the long term, we plan to expand existing and establish additional support sites outside of the United States to support customers in those markets.

We provide technical support to our customers through maintenance services. Time-based licenses include maintenance services for the duration of their respective terms. For each sale of a perpetual or three-year term license, the first year of maintenance is generally sold with the license. Thereafter, customers may annually elect to renew maintenance. In 2002, the majority of our customers that were receiving maintenance elected to renew their maintenance with us. We price our maintenance service at 15% or 20% of the perpetual list license fee, depending on the product, on a per license basis. Maintenance service provides us with a valuable, ongoing revenue stream.

Although we have recently experienced, and may continue to experience, pressure in our maintenance renewal rate due to the economic downturn, we believe that the majority of our customers will continue to renew maintenance because the rate of innovation in the semiconductor industry, especially with FPGAs, is high, and equipment manufacturers expect us to support the latest components as soon as they are available. Customers paying maintenance receive software updates for new components when we make these updates available. In the past, we have generally issued at least two new updates to our products per year. These frequent releases typically include support for new components and enable our customers to optimize their designs or create prototypes using those components. We work closely with leading FPGA and ASIC manufacturers to incorporate support for new components as quickly as possible.

We generally provide our support via electronic mail, our web site, facsimile and telephone. Our support organization may assist customers with technical support during the customers’ initial product installation and configuration. However, our support organization devotes the majority of its efforts to assisting customers to resolve questions about our products’ functionality that can arise from the customers’ design tasks. Effective execution of these tasks requires highly skilled engineers familiar with our customers’ design tasks as well as familiarity with third party products that may be used by the customer in conjunction with our products. Our support staff consists of engineers with substantial design experience. We generally respond to customer support requests within 24 hours.

Customers

As of December 31, 2002, we had over 1,800 customers distributed over networking and communications, military and aerospace, computer and peripheral, consumer, semiconductor and other general, medical and industrial industries. Of that total, we believe more than 400 were first-time customers in 2002. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer base and sell them new products as we expand our product line. We will continue to pursue enterprise-wide sales as appropriate. In 2002, 2001 and 2000, no end-user customer comprised more than 10% of our revenue.

Marketing and Sales

Marketing

We focus our marketing efforts to create awareness for our products and generate leads for our sales organization. Our strategy is to distinguish our products by their high level of design performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our products. These channels include our, or our key partners’, web site, print and web advertising, public relations, web based seminars, live seminars, trade shows and electronic mail notification to customers about new product releases.

Sales

We employ a multi-channel approach to sell our products. We license our software products primarily through our direct sales organization, as well as distributors, resellers and other strategic partners.

Direct Sales

Our direct sales efforts target customers who design semiconductors for networking and communications, computer and peripheral, consumer, automotive military/aerospace and other electronics systems. As of December 31, 2002, our direct sales staff consisted of 83 employees based in 19 offices. Direct sales accounted for approximately 87% of our total revenue in 2002, 86% of our total revenue in 2001 and 79% of our total revenue in 2000. Each of our sales teams generally includes a sales manager, applications engineer and inside sales representative for each territory. The direct sales team also relies on distribution and strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months, with our ASIC products generally having longer cycles than our FPGA products.

We currently have domestic direct sales offices in or near Sunnyvale, California; San Diego/Newport Beach, California; Woodinville, Washington; Boulder, Colorado; Austin, Texas; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; and Andover, Massachusetts. We also have international direct sales/marketing offices in or near Bracknell, United Kingdom; Aix-en-Provence, France; Dornach, Germany; Venray, Netherlands; Stockholm, Sweden; Netanya, Israel; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Hsinchu City, Taiwan.

Indirect sales

In addition to our direct sales strategy, we have indirect sales channels through distributors and other resellers. Our relationships with distributors help extend our reach to more customers. Distribution is key in either assisting our direct sales staff or by being our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors and other resellers typically perform marketing, sales and technical support functions in their respective country or region. We actively train our international distributors in both our products and sales methods. In general, each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue from distribution was approximately 6% of our total revenue in 2002, 9% of our total revenue in 2001 and 14% of our total revenue in 2000. We also generate some revenue through certain FPGA manufacturers as discussed below.

Strategic Relationships

Our key strategic partners include certain semiconductor manufacturers and their distributors, and electronic design automation software companies, which provide information and interfacing that assist us with the successful development and distribution of our software solutions.

FPGA manufacturers.    These partners work closely with us before each product release to ensure that our design software products perform optimally with their components. We rely on these manufacturers to provide us advance information and answer detailed questions about their components and design software. These partners currently include Actel Corporation, Altera, Lattice Semiconductor Corporation, QuickLogic Corporation and Xilinx. Actel, Lattice and QuickLogic also resell a version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. They generated approximately 7% of our total revenue in 2002, 5% of our total revenue in 2001 and 7% of our total revenue in 2000.

ASIC manufacturers.    We also maintain close support relationships with other key semiconductor partners who have presence in the ASIC market. These include AMI Semiconductor, LightSpeed Semiconductor, Artisan Components Inc, Chip Express Corporation, Faraday Technology Corporation, Fujitsu Microelectronics, IBM Microelectronics, OKI Electric Industry Co. Ltd. and Virtual Silicon Technology Inc. These ASIC vendors have worked with us to qualify our software into their ASIC design flows. In addition, we have recently announced a development and marketing agreement with NEC Corporation to optimize our Synplify ASIC product for one of their device families.

Semiconductor distributors.    Insight Electronics, Inc. and Arrow Electronics, Inc. refer customers to us and we conduct joint marketing activities with them. These distributors are of high strategic value to us in part because they also distribute the most widely used FPGAs from Xilinx and Altera, respectively.

Electronic design automation (“EDA”) software companies.    We work with EDA software partners to integrate our complementary products with theirs to create a more complete, easier to use set of design solutions for the benefit of our mutual customers. Our EDA software partners include those whose products perform functions such as design entry, simulation, system analysis, hardware prototyping and simulation acceleration hardware. We have agreements with Cadence Design Systems, Inc., under which Cadence resells our Synplify, HDL Analyst and Certify products in combination with some of its products. We resell versions of Cadence’s Affirma simulators bundled with our products. We also have reselling agreements in place with Aldec Corporation under which they resell our Synplify and HDL Analyst products in combination with their own and we resell their simulation and design entry products, respectively. We also have a joint development relationship with Verplex Systems, Inc., an EDA formal verification partner. Under this joint development relationship, in 2002 we introduced a qualified interface between our synthesis products and their formal equivalency checking product.

Technology

We believe our products are easier to use and produce superior results more rapidly than alternative solutions. In addition, our core technology platform enables us to produce innovative products quickly. Selected features of our technology include:

Behavior Extracting Synthesis Technology.    Our products are designed with our proprietary technology to recognize and locate common circuit building blocks within designs and maintain high-level representations of these blocks throughout the synthesis process. Other synthesis products use circuit representations that maintain detailed level representations of the design, but lose important information. By maintaining behavioral information that describes a semiconductor’s function throughout synthesis, we believe our synthesis products make better overall optimizations, which result in better circuit performance.

Physical synthesis innovations.    Achieving superior performance in large FPGAs and ASICs requires solving specialized problems not encountered in smaller semiconductors. We have submitted applications for patents related to algorithms that solve many of these problems. These algorithms, including our new TOPS algorithms, involve combining synthesis with processes that are normally applied later in the semiconductor design process. This combination is termed physical synthesis, and we believe that we are the first to offer products based on this technology to FPGA designers.

Fast, memory efficient algorithms.    Long run times are a commonly encountered barrier to processing large designs. Because synthesis is performed repeatedly during the design process, fast run times are an important time-to-market determinant. All of the algorithms employed in our products were carefully selected and implemented for fast run times and efficient memory utilization. These algorithms’ run times increase linearly as design size increases, as opposed to nonlinearly with other software products.

Embedded electrical engineering knowledge.    Synthesis and optimization of complex circuits are accomplished through a large collection of algorithms and heuristics. For any given circuit, the application of these algorithms requires many decisions, including which algorithms to use and in what order to apply them. Implementing a synthesis product is considerably easier if the user is required to make these types of decisions. However, this places the burden of understanding the effects of synthesis algorithms on the user and results in a product that is difficult to use. Instead, we build products with a level of automation for making these decisions by embedding a high degree of electrical engineering knowledge in the products so that optimization decisions are performed automatically.

Power distribution design and analysis.    An important aspect of successful design of complex integrated circuits is the design of the power distribution network. We have proprietary technology for the design and implementation of power distribution for integrated circuits as well as technology for the accurate analysis of voltage drop caused by power usage within local sections of the chip.

Prototyping and Debug.    Complex ASIC designs often cannot be adequately verified except with a prototype that operates close to the intended operating speed of the ASIC. We have developed patented technology and products that assist in the implementation of fast prototypes of ASICs, helping the designer implement the ASIC functionality on a set of FPGAs. Once the prototype is in place, understanding the operation of the circuit is often the critical path to success. We have technology and products that help the designer debug a circuit by relating the actual operation of the circuit back to the HDL input used to implement the circuit.

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

We have actively recruited key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2002, we had 135 employees engaged in research and development activities and related customer support services. Our research and development expenses were $19.0 million in 2002, $19.4 million in 2001 and $13.3 million in 2000.

Intellectual Property

Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. We have filed a number of patent applications and to date have been issued six U.S. patents. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

We are not aware that our products employ technologies that infringe any valid proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time third parties have claimed that our products violate their proprietary rights but none of these claims has resulted in litigation or material expense. Any infringement claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation or damage awards;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all.

Competition

We conduct business in the EDA software market that is intensely competitive and rapidly evolving. We face competition primarily from EDA software companies that provide software products and product suites to perform a variety of design and verification functions for all types of semiconductors. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources and who aggressively offer enterprise-wide annualized subscription model access of product and product suite licenses. Companies offering competitive products vary in scope and breadth. Our competitors include:

•	Semiconductor manufacturers, such as Altera and Xilinx, who develop and market their own synthesis products and other tools;

•	EDA providers of general purpose synthesis and compiler software products such as Cadence, Mentor Graphics Corporation and Synopsys, Inc.

•	EDA providers of general purpose power analysis products such as Cadence and Synopsys;

•	EDA providers of software product suites that include design and verification products such as Cadence, Mentor Graphics and Synopsys; and

•	EDA providers of product suites that include verification software and hardware products such as Aptix Corporation, Cadence and Mentor Graphics.

We believe the principal factors that will draw end customers to a semiconductor design software product, including logic synthesis, physical synthesis and verification products, include:

•	high overall quality of implementation results;

•	short product run time;

•	easy to learn and use;

•	depth and breadth of product features;

•	high quality customer support;

•	frequency of product updates;

•	conformity with industry standards; and

•	competitive pricing.

We believe that we compete favorably on these factors. However, we expect competition in the EDA software market for FPGAs and ASICs to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

As of December 31, 2002, we had 256 employees, of whom 135 were engaged in research and development and related customer support services, 83 in sales, 14 in marketing and 24 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our officers and their ages as of December 31, 2002 are as follows:

Name	Age	Position
Bernard Aronson	72	Chief Executive Officer, President and Director
Kenneth S. McElvain	43	Chief Technology Officer, Vice President and Director
Alisa Yaffa	39	Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary
Douglas S. Miller	45	Vice President of Finance and Chief Financial Officer
Robert J. Erickson	48	Vice President of Engineering
Gary Meyers	38	Vice President of Worldwide Sales

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

Alisa Yaffa, one of our co-founders, has served as our Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary since March 1997, October 1998 and our inception, respectively. Ms. Yaffa also served as our Chief Executive Officer from our inception to January 1996 and our President from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as Chief Financial Officer of our company. Prior to joining our company, Ms. Yaffa served in various technical and marketing roles at Cadence, Mentor Graphics, EDA Systems, Inc., a design framework software company, and VLSI Technology, Inc., a semiconductor manufacturer that was subsequently acquired by Philips Semiconductor. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from University of California at Berkeley.

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

Gary Meyers has served as our Vice President of Worldwide Sales since November 1999 and was Vice President of North American Sales from January 1999 to November 1999. Mr. Meyers joined Synplicity in January 1998 as Western Area Sales Manager until January 1999. From 1988 through 1997, Mr. Meyers served in various senior sales and marketing roles at LSI Logic, a semiconductor company, including from 1996 to 1997 as Director of Marketing of the Communications Products Division, and from 1994 to 1996 as Major Account Sales Manager. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.

ITEM 2.    PROPERTIES

Our principal offices are located in a leased 66,212 square foot facility in Sunnyvale, California which house all of our marketing, administration and finance employees, the majority of our research and development and related customer support service employees, and some sales employees. In addition, we lease a 3,900 square foot development, support and sales center in Bangalore, India; a 3,500 square foot sales office in Andover, Massachusetts; a 3,000 square foot sales facility in Tokyo, Japan; a 1,400 square foot sales and development office in Boulder, Colorado; a 1,300 square foot sales office in Austin, Texas; a 1,300 square foot sales and support office in Bracknell, United Kingdom; and a 1,100 square foot sales office in Hsinchu City, Taiwan. We also lease sales or development offices of 1,000 square feet or less, in or near Newport Beach and San Diego, California; Beaverton, Oregon; Woodinville, Washington; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; Dornach, Germany; Aix-en-Provence and Montpellier, France; Venray, Netherlands; Stockholm, Sweden; Netanya, Israel; and Seoul, South Korea. The leases for our Sunnyvale, Beaverton, Boulder, Austin, Andover, Woodinville, Munich, Montpellier, Venray, Netanya, Bangalore, Tokyo and Hsinchu City offices are more than 12 months in duration. The rest of our office leases are not more than 12 months in duration. We expect that our current leased facilities will be sufficient for our needs during 2003. However, we may choose to expand certain existing sales offices or establish new ones during the year.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF SYNPLICITY COMMON STOCK

Our common stock has been traded on the Nasdaq National Market under the symbol “SYNP” since October 12, 2000. The following table sets forth for the period indicated the high and low sale prices for the common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$13.50	$5.80
Second Quarter	$7.90	$4.30
Third Quarter	$5.45	$3.95
Fourth Quarter	$4.95	$3.56

Fiscal Year Ended December 31, 2001
First Quarter	$19.81	$11.75
Second Quarter	$18.96	$9.87
Third Quarter	$9.74	$5.00
Fourth Quarter	$13.49	$5.20

On December 31, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.78 per share. As of February 28, 2003 there were approximately 145 holders of record of our common stock.

DIVIDEND POLICY

To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from, and qualified by reference to, audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$25,830	$32,126	$25,006	$13,019	$8,373
Maintenance	19,777	17,076	9,584	5,156	2,655

Total revenue	45,607	49,202	34,590	18,175	11,028
Cost of revenue:
Cost of license	227	237	246	239	148
Cost of maintenance	1,877	1,918	1,537	1,187	531
Amortization of intangible assets	322	—	—	—	—

Total cost of revenue	2,426	2,155	1,783	1,426	679

Gross profit	43,181	47,047	32,807	16,749	10,349
Operating expenses:
Research and development	19,043	19,353	13,286	8,018	4,031
Sales and marketing	20,099	21,500	18,293	12,903	8,317
General and administrative	4,557	5,493	3,570	2,586	1,620
Stock-based compensation	542	1,012	952	175	—
Acquired in-process research and development	2,800	—	—	—	—

Total operating expenses	47,041	47,358	36,101	23,682	13,968

Loss from operations	(3,860)	(311)	(3,294)	(6,933)	(3,619)
Other income (expense), net	900	1,922	647	(7)	(19)

Income (loss) before income taxes	(2,960)	1,611	(2,647)	(6,940)	(3,638)
Provision for income taxes	358	304	—	—	—

Net income (loss)	$(3,318)	$1,307	$(2,647)	$(6,940)	$(3,638)

Basic and diluted net income (loss) per share	$(0.13)	$0.05	$(0.16)	$(0.52)	$(0.29)

Shares used in basic per share calculation	25,270	24,422	16,115	13,227	12,451

Shares used in diluted per share calculation	25,270	27,205	16,115	13,227	12,451

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$41,310	$47,873	$36,535	$2,633	$1,193
Working capital (deficit)	$32,623	$39,876	$30,652	$(2,363)	$(1,273)
Total assets	$60,508	$59,905	$51,963	$9,119	$6,509
Long term obligations, less current portion	$—	$—	$196	$720	$2,343
Total shareholders’ equity (deficit)	$42,173	$43,727	$38,291	$(734)	$(1,660)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Overview” regarding our plans for the acquired technology and products; the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Annual Report, the recognition of future revenue from the sale of perpetual and time-based licenses and additional allowances for doubtful accounts; the statements under “Years Ended December 31, 2002 and 2001—Cost of revenue” regarding future cost of revenue; the statements under “Years Ended December 31, 2002 and 2001—Operating expenses” regarding future operating expenses; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors or other unforeseen factors may cause our actual results to differ materially from any forward-looking statement.

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

You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Synplicity, Synplify, HDL Analyst, Certify, Amplify, Synplify Pro, Synplify ASIC and RealPower are registered trademarks of Synplicity, Inc. Physical Optimizer, PowerPlanner, Fortify and Identify are trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 30%, 24% and 21% of our total revenue in 2002, 2001 and 2000, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Fortify PowerTime product, which measures the performance degradation associated with the IR drop; and

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code.

Today, we primarily sell perpetual licenses to use our software products and related maintenance services, therefore our revenue consists of license and maintenance revenue. Maintenance services include unspecified product updates and electronic, internet-based technical support and telephone support. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base and the decreased level of license revenue recognized, maintenance revenue has increased as a percent of total revenue. We also sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms.

In July 2002, we completed the acquisition of certain products and technology from IOTA, which we accounted for as a business acquisition per the guidelines of Emerging Issues Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”). The total purchase price was approximately $5.6 million, comprised of $4.1 million in cash, 300,000 shares of our common stock valued at approximately $1.4 million and approximately $100,000 of acquisition-related costs. We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We sell the acquired PowerPlanner, RealPower and PowerTime products as part of a new Fortify family of power solutions. We plan to incorporate the acquired power analysis technology into our development of next-generation ASIC synthesis and design implementation products.

In November 2002, we completed a product and technology acquisition from Bridges2Silicon, Inc., which we accounted for as an asset acquisition per the guidelines of EITF 98-3. The total purchase price of approximately $2.6 million, comprised of $2.5 million in cash and approximately $100,000 of acquisition-related costs. We acquired Bridges2Silicon’s FPGA RTL debug product, core technology and other intellectual property. We have begun selling the FPGA RTL debug product as our new Identify product and we intend to apply the underlying technology to the development of next-generation RTL debug products.

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

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable and

•	we have no remaining obligations.

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions.

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. A substantial majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15 or 20% of the list price of the specific perpetual product license, and which establishes vendor specific objective evidence (VSOE) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as the VSOE of fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with payment terms outside of our normal terms based on evaluating our history of collections from these customers and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is generally considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from them.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized ratably over the period of the license as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately.

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. In addition, determining the useful life for an intangible asset is a matter of judgment and has an impact on the amount of amortization expense recorded in any given period. Different assumptions about the useful life of an intangible asset would result in more or less amortization expense being recorded in a given period. Our intangible assets are being amortized using the straight-line method over the estimated useful life of five years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our evaluation for the year ending December 31, 2002 was based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2002.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2002	2001	2000
Revenue:
License	57%	65%	72%
Maintenance	43	34	28

Total revenue	100	100	100
Cost of revenue:
Cost of license	—	—	1
Cost of maintenance	4	4	4
Amortization of intangible assets	1	—	—

Total cost of revenue	5	4	5

Gross margin	95	96	95
Operating expenses:
Research and development	42	39	39
Sales and marketing	44	44	53
General and administrative	10	11	10
Stock-based compensation	1	2	3
Acquired in-process research and development	6	—	—

Total operating expenses	103	96	105
Loss from operations	(8)	—	(10)
Other income, net	2	4	2

Income (loss) before income taxes	(6)	4	(8)

Provision for income taxes	1	1	—

Net income (loss)	(7)%	3%	(8)%

Years Ended December 31, 2002 and 2001

Total revenue

Our total revenue decreased by 7% to $45.6 million for 2002 from $49.2 million for 2001. This decrease was primarily attributable to lower license revenue reflecting the worldwide economic downturn particularly in the United States, partially offset by the increase in maintenance revenue.

License revenue.    License revenue decreased by 20% to $25.8 million for 2002 from $32.1 million for 2001. This decrease was primarily due to lower license sales reflecting the worldwide economic downturn, particularly in the United States, as well as an increase in the percentage of our business from time-based licenses, which reduces near term license revenue as the revenue is recognized over the license period.

Maintenance revenue.    Our maintenance revenue increased by 16% to $19.8 million for 2002 from $17.1 million for 2001, primarily as a result of our growing installed customer base, offset somewhat by lower license sales in 2002 compared to 2001 as well as a lower overall rate of maintenance renewal. Given the lower maintenance renewal rate we have experienced, total maintenance revenue may not increase in 2003 from 2002, or may decline in 2003 or future periods.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue remained relatively consistent at $227,000 for 2002 and $237,000 for 2001. As a percent of license revenue, the cost of license revenue remained at 1% in 2002 and 2001. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly in 2003 from 2002.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue remained relatively consistent at $1.9 million in 2002 and 2001. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 9% for 2002 from 11% for 2001, primarily due to maintaining similar levels of costs while increasing maintenance revenue. We expect that both the cost of maintenance revenue in dollars and the cost of maintenance revenue as a percent of maintenance revenue will increase during 2003 as we remove certain cost control measures that were put in place in 2002, primarily employee salary reductions.

Amortization of intangible assets.    Amortization of intangible assets of $322,000 during 2002 reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon over a five-year useful life. We had no amortization of intangible assets in 2001.

Operating expenses

Research and development.    Our research and development expenses decreased 2% to $19.0 million for 2002 from $19.4 million for 2001. This decrease primarily resulted from cost control measures during 2002 including workforce reductions, lower salaries, lower consulting fees and lower recruiting costs, partially offset by personnel and consulting costs associated with the IOTA and Bridges2Silicon product and technology acquisitions. We expect that research and development expenses in 2003 will be higher than 2002 as we remove certain cost control measures that were implemented in 2002, primarily employee salary reductions. As a percent of total revenue, research and development expenses increased to 42% for 2002 from 39% for 2001 due to the decrease in revenue.

Sales and marketing.    Our sales and marketing expenses decreased 7% to $20.1 million for 2002 from $21.5 million for 2001. This decrease was primarily due to lower commissions expense, as well as cost control measures including workforce reductions and lower salaries, consulting fees, recruiting costs and advertising activity. We expect that sales and marketing expenses in 2003 will be higher than 2002 as we remove certain cost control measures that were implemented in 2002, primarily employee salary reductions. As a percent of total revenue, sales and marketing expenses remained at 44% for 2002 and 2001.

General and administrative.    Our general and administrative expenses decreased 17% to $4.6 million for 2002 from $5.5 million for 2001. As a percent of total revenue, general and administrative expenses decreased to 10% for 2002 from 11% for 2001. These decreases were primarily the result of lower bad debt expense, as well as cost control measures including workforce reductions, lower salaries, lower consulting fees and lower recruiting costs. We expect that general and administrative expenses in 2003 will be higher than 2002 as we remove certain cost control measures that were implemented in 2002, primarily employee salary reductions, and as we incur higher costs associated with corporate governance compliance.

Stock-based compensation.    Stock-based compensation expense was $542,000 for 2002 and $1.0 million for 2001. Stock-based compensation expense for 2002 related to the following: cost of maintenance revenue of $14,000, research and development expenses of $218,000, sales and marketing expenses of $106,000 and general and administrative expenses of $204,000. Stock-based compensation expense for 2001 related to the following: cost of maintenance revenue of $33,000, research and development expenses of $423,000, sales and marketing expenses of $408,000 and general and administrative expenses of $148,000. The remaining deferred stock-based compensation at December 31, 2002 is expected to be amortized as follows: $455,000 in 2003, $189,000 in 2004, $69,000 in 2005 and $18,000 in 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Acquired in-process research and development.    Acquired in-process research and development expense of $2.8 million during 2002 was incurred in connection with the write off of research and development assets acquired in connection with our product and technology acquisitions during 2002. We had no acquired in-process research and development expense in 2001.

Other income, net

Other income, net decreased 53% to $900,000 for 2002 from $1.9 million for 2001, primarily as a result of the decrease in interest rates available on investments, as well as lower cash and investment balances.

Income Taxes

We recorded an income tax provision of $358,000 for 2002 which primarily represented foreign income taxes. Our provision for income taxes in 2002 differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to foreign income taxes and an increase in the valuation allowance for deferred tax assets. We recorded an income tax provision of $304,000 in 2001. Our provision for income taxes in 2001 differed from the tax provision that would be derived from applying the federal statutory rate to the income before taxes primarily due to federal and state minimum taxes, foreign income taxes and non-deductible amortization of deferred stock-based compensation.

As of December 31, 2002, we had deferred tax assets of approximately $9.5 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of SFAS 109. Based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2002, a valuation allowance, in an amount equal to our net deferred tax assets of December 31, 2002, was recorded. The valuation allowance increased by approximately $4.3 million and $1.4 million in 2002 and 2000, respectively and decreased by $1.0 million in 2001.

As of December 31, 2002, we had federal net operating loss carryforwards of approximately $4.5 million. We also had federal and state tax credit carryforwards of approximately $2.4 million and $2.3 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2012, if not utilized. The state tax credits carry forward indefinitely.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Years Ended December 31, 2001 and 2000

Total revenue

Our total revenue increased by 42% to $49.2 million for 2001 from $34.6 million for 2000. This increase was primarily attributable to the release of certain new products which began contributing to revenue in the second quarter of 2000, a stronger direct sales presence internationally and an increase in sales to our existing customers.

License revenue.    License revenue increased by 28% to $32.1 million for 2001 from $25.0 million for 2000. This increase was primarily due to sales of our Amplify and Synplify Pro products which began contributing to revenue in the second quarter of 2000, as well as stronger revenues from Europe and Japan.

Maintenance revenue.    Maintenance revenue increased by 78% to $17.1 million for 2001 from $9.6 million for 2000. This increase was attributable to an increase in perpetual license sales with which we generally sell one year of maintenance support services, offset somewhat by a lower overall rate of maintenance renewal in 2001 compared to 2000.

Cost of revenue

Cost of license revenue.    Our cost of license revenue decreased 4% to $237,000 for 2001 from $246,000 for 2000. Higher costs were incurred in 2000 due to documentation costs for a major product release as well as a greater amount of documentation shipped to customers. As a percent of license revenue, the cost of license revenue decreased to less than 1% for 2001 from 1% for 2000, primarily due to savings achieved in software documentation and shipping costs.

Cost of maintenance revenue.    Cost of maintenance revenue increased 25% to $1.9 million for 2001 from $1.5 million for 2000. This increase was primarily caused by the hiring of additional customer support personnel to provide improved levels of support to a growing installed customer base. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 11% for 2001 from 16% for 2000, primarily due to the increase in maintenance revenue during 2001.

Operating expenses

Research and development.    Our research and development expenses increased 46% to $19.4 million for 2001 from $13.3 million for 2000. This increase was primarily attributable to an increased number of software engineers we employed for the enhancement of existing products and the development of new products. As a percent of total revenue, research and development expenses remained relatively consistent at 39% for 2001 and 2000.

Sales and marketing.    Our sales and marketing expenses increased 18% to $21.5 million for 2001 from $18.3 million for 2000. This increase was primarily due to the expansion of our sales offices, particularly in Japan and other parts of Asia, as well as higher spending on tradeshows and public relations. As a percent of total revenue, sales and marketing expenses decreased to 44% for 2001 from 53% for 2000, primarily due to the increase in total revenue.

General and administrative.    Our general and administrative expenses increased 54% to $5.5 million for 2001 from $3.6 million for 2000. As a percent of total revenue, general and administrative expenses increased to 11% for 2001 from 10% for 2000. These increases were the result of hiring additional finance and operations personnel, increased insurance expenses and increased legal, accounting, consulting and other costs associated with being a public company.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $8.9 million, short-term investments of $32.5 million, an accumulated deficit of $15.8 million and working capital of $32.6 million. Net cash provided by operating activities was $2.9 million, $6.1 million and $419,000 for 2002, 2001 and 2000, respectively. The decrease in net cash provided by operating activities in 2002 from 2001 was primarily due to a net loss in 2002 compared to net income in 2001 and a lower increase in deferred revenue in 2002. The increase in net cash provided by operating activities in 2001 from 2000 was primarily due to net income in 2001 compared to a net loss in 2000 and a lower increase in accounts receivable in 2001.

Net cash used in investing activities was $10.7 million, $16.6 million and $18.4 million for 2002, 2001 and 2000, respectively. Net cash used in investing activities during 2002 was mainly for acquisitions of products and technology as well as purchases of computers, software and furniture. Net cash used in investing activities during 2001 and 2000 was primarily for investments of cash received from our initial public offering and cash generated from operations, as well as purchases of computers, software and furniture as we expanded operations. We expect to use approximately $1.3 million of cash to purchase property and equipment during 2003.

Net cash provided by financing activities was $19,000, $2.7 million and $39.8 million for 2002, 2001 and 2000, respectively. In 2002, net cash provided by financing activities was from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan, offset by repurchases of our stock. In 2001, net cash provided by financing activities was primarily from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan. In 2000, net cash provided by financing activities was primarily due to the sale of our Series C preferred stock in March 2000 and the sale of common stock during our initial public offering in October 2000.

The following summarizes our contractual obligations as of December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Year
	2003	2004	2005	2006	2007	Total
Operating Leases	$1,761	$1,353	$1,204	$1,281	$879	$6,478

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	the extent of stock repurchases; and

•	the availability of financing.

We believe that our cash and short-term investments balance of $41.3 million as of December 31, 2002 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $7.4 million of cash during 2002 for acquisitions of products and technology and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and we do not believe these provisions will have a material effect on our operating results or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Our adoption of the expanded disclosure requirements of this statement during the fourth quarter of 2002 did not have a material effect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions, particularly in the United States

We have experienced negative effects from the economic downturn in the United States, particularly in those markets with a heavier reliance on the networking and communications industry, and, to an extent, in Europe and Japan. We have also experienced particular weakness in sales to startup companies. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. Additionally, in an effort to reduce near-term spending, more customers have been seeking time-based agreements, which causes us to recognize revenue ratably. These conditions have resulted in a lower level of demand and revenue for our FPGA products as well as longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the market for FPGA and ASIC software products, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $3.3 million in 2002, and have had significant net losses in the past, including net losses of $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of research and development, sales and marketing and general and administrative expenses. If revenue does not increase or continues to decline, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	reduce the cost control measures that were put in place during 2001 and 2002;

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization;

•	incur expenses related to the acquisition of products and technology from IOTA and Bridges2Silicon or other potential acquisitions.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

Our revenue could decline as a result of increases in sales of time-based licenses

We have recently seen an increase in the number and dollar amount of time-based license agreements. Time-based licenses as a percentage of total bookings increased in 2002 from 2001. We expect this trend to continue since customers may generally prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any continued decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $3.56 during 2002. This market volatility, as well as general economic, market or political conditions including terrorist activity, war or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

Our ability to accurately forecast quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time required to initiate and complete a sale for our FPGA products is generally short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock. In addition, in the past we have experienced fluctuations in the sale of licenses for our products due to seasonality. For example, sales may decline during the summer months, particularly in European markets, and we have experienced and anticipate we will continue to experience relatively lower product bookings in our first quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 81%, 82% and 83% of our license revenue in 2002, 2001 and 2000, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the next 12 months. Any factors adversely affecting the pricing of our licenses or demand for our Synplify, Synplify Pro and HDL Analyst products, including overall market conditions, competition or technological change, could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

•	continuing or worsening economic downturn in both domestic and foreign markets;

•	the growth and changing requirements of the programmable semiconductor market, particularly with respect to FPGAs;

•	the performance, quality, price and total cost of ownership of our software products relative to other logic synthesis products for FPGAs; and

•	the maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors’ FPGAs and software.

We may not succeed in developing, marketing and selling new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. Developing new products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to introduce new products or enhanced versions of existing products in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs and ASICs and our inexperience in selling our products to customers that design ASICs could also adversely affect our revenue. If we fail to successfully identify, develop, market and sell new products and enhance our current products, our operating results will decline.

We introduced our Certify product in 1999 and our Amplify Physical Optimizer product in March 2000. We will need to continue to increase sales of these products in order to increase our revenue and regain profitability. We introduced our Synplify ASIC product in June 2001, and began selling our acquired Fortify PowerPlanner and RealPower products in July 2002 and our acquired Identify product in November 2002. Our future growth and profitability will depend on our ability to gain market acceptance of our newly introduced products, especially our Synplify ASIC product. In addition, sales of our ASIC products may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 73%, 75% and 73% of our license sales in 2002, 2001 and 2000, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We have seen declines in our maintenance renewal rate including, but not limited to, the effects of customers unable to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. If we continue to experience this pressure, our maintenance revenue could stop growing or decline.

If we continue to experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. As a result of the current economic downturn, we have experienced an increase in the length of our sales cycle. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycles for our Certify product, our Synplify ASIC product and our Fortify products are substantially longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue. Since we have limited experience selling our new Identify product, its sales cycles could be longer than we expect and could add to the unpredictability in our revenue from quarter to quarter. In addition, for all of our products, customers often purchase a small number of licenses and then incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs or ASICs and our revenue may suffer if demand for this equipment continues to decline

Demand for networking and communications equipment declined during the last 24 months due to reduced capital spending and delays in network build-outs. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment instead of adopting new networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design a number of the FPGAs or ASICs that are an integral part of networking and communications equipment.

The markets for FPGAs and ASICs are evolving and if these markets do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs. If demand for our software products were to not grow as expected or decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

The markets for FPGAs and ASICs are evolving and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•	educate potential designers, networking and communications equipment manufacturers and other electronics companies about the benefits of FPGAs and ASICs and the use of logic synthesis, physical synthesis and verification products to design them;

•	establish and maintain relationships with leading semiconductor manufacturers, electronic equipment designers, networking and communications equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers; and

•	penetrate the ASIC synthesis marketplace with our new ASIC synthesis product, or otherwise significantly expand our market share of the ASIC tools market.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA market depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with the future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements.

We need to develop our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. For example, we recently entered into relationships with ASIC vendors such as International Business Machines Corporation, Fujitsu and Faraday Technology Corporation, to support our Synplify ASIC product. These companies have worked with us to qualify our software for their ASIC design flows. In addition, we have recently announced a development and marketing agreement with NEC Corporation to optimize our Synplify ASIC product for one of their device families. If we are unable to expand these or continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

Because we utilize channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

We utilize semiconductor distributors Insight Electronics LLC and Arrow Electronics to refer customers to us, which account for a portion of our license sales in North America. A portion of our sales outside North America and Japan are conducted through our channel partners. Sales to our channel partners accounted for approximately 6%, 9% and 14% of our total revenue in 2002, 2001 and 2000, respectively. If we fail to sell our products through our existing channel partners, we could experience a decline in revenue. In the past, we have terminated our relationships with certain channel partners for a number of reasons, including poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their respective territories.

If we are unable to staff our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers or attract new customers, and our revenues could decline as a result

We may need to increase our customer support staff to support new customers and meet the expanding needs of our existing customers. If our level of hiring is not adequate and we are unable to staff our customer support organization to sufficiently meet the needs of our customers, we may not be able to retain our existing customers, customers may not renew their maintenance or we may not be able to attract new customers.

We may not be able to effectively compete against other providers of products that design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products which address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Mentor Graphics and Synopsys, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices or they may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis product must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

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

We may face increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products and could adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. A significant increase in the number of our competitors or competing products could reduce the value of our products in the market place and adversely affect our business.

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

We may not be able to preserve the value of our products’ intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued six patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

Customers outside North America accounted for approximately $13.5 million, $11.8 million and $7.1 million of our total revenue in 2002, 2001 and 2000, respectively. The dollar amount of our international sales must grow substantially in order for us to achieve and maintain profitability. Sales in Europe and Japan declined in 2002 from 2001 as a result of the worldwide economic slowdown. A continuation or further decline in these economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. We have increased our international sales activities, but we still have limited experience in marketing and directly selling our products internationally. Our sales contracts generally provide for payment for our products in United States dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. Our international operations are subject to other risks, including:

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

We may not be successful in integrating the businesses or technologies that we acquire, or the expected benefits may not be realized as projected

In 2002, we acquired products and technology from IOTA and Bridges2Silicon. We may make additional acquisitions in the future as a part of our efforts to increase revenue and expand our product offerings. In addition to added direct costs, acquisitions pose a number of risks, including:

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

While we make efforts to analyze acquisition candidates carefully, we cannot be certain that any completed acquisitions will positively impact our business. Future acquisitions could also subject us to significant asset impairment or restructuring charges.

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

We warrant that our products will operate in accordance with certain specifications. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages. Although we maintain general business insurance, our coverage does not extend to product liability claims and we cannot assure that our resources would be sufficient to pay a damages award if one were to arise.

Moreover, because our products are used in connection with other vendors’ products that are used to design complex FPGAs and ASICs significant liability claims may be asserted against us if our products do not work properly, individually or with other vendors’ products. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we do not insure against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and money in litigation and divert management’s attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claim, whether or not successful, could seriously damage our reputation and our business.

We rely on the services of key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace

Our products and technologies are complex and we rely on experienced and knowledgeable research and development, customer support and sales personnel. In particular, we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder, and Robert Erickson, our Vice President of Engineering. There is a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of December 31, 2002, our directors, officers and individuals or entities affiliated with our directors owned approximately 53% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 30%, 24% and 21% of our total revenue in 2002, 2001 and 2000, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the United States dollar. Beginning January 1, 2001, the functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of December 31, 2002, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2002, the change in the fair value of our investment portfolio would not be material.

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

As of December 31, 2002, our cash equivalents consisted primarily of money market funds and U.S. government agency notes, and our short-term investments consisted primarily of corporate notes, U.S. government agency notes and certificates of deposit.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages 42 through 65 of this Annual Report.

Quarterly Data (unaudited)

	Quarters Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, except per share data)
Revenue:
License	$6,587	$6,540	$6,498	$6,205	$7,362	$7,599	$8,287	$8,879
Maintenance	5,208	5,241	4,710	4,618	4,683	4,483	4,188	3,721

Total revenue	11,795	11,781	11,208	10,823	12,045	12,082	12,475	12,600
Gross profit	11,076	11,101	10,682	10,322	11,506	11,514	11,929	12,098
Net income (loss)	$(1,636)	$(1,708)	$(63)	$89	$125	$328	$98	$756
Net income (loss) per share:
Basic	$(0.06)	$(0.07)	$—	$—	$0.01	$0.01	$—	$0.03
Diluted	$(0.06)	$(0.07)	$—	$—	$—	$0.01	$—	$0.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company’s directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement related to the 2003 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Management” and certain other information required by this item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections captioned “Principal Shareholders” and “Executive Compensation – Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Synplicity, Inc.

We have audited the accompanying consolidated balance sheets of Synplicity, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 23, 2003

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$8,858	$16,855
Short-term investments	32,452	31,018
Accounts receivable, less allowances of $527 and $633 at December 31, 2002 and 2001, respectively	8,607	7,286
Other current assets	1,041	895

Total current assets	50,958	56,054
Property and equipment, net	3,439	3,283
Goodwill	1,272	—
Intangible assets, net	4,128	—
Other assets	711	568

Total assets	$60,508	$59,905

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	1,045	592
Accrued liabilities	2,823	2,385
Accrued compensation	2,270	2,138
Deferred revenue	12,197	10,992
Current portion of long term debt	—	71

Total current liabilities	18,335	16,178

Commitments

Shareholders’ equity:
Preferred stock, no par value: 10,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock, no par value: 110,000 shares authorized; 25,656 and 24,969 shares issued and outstanding at December 31, 2002 and 2001, respectively	55,597	54,109
Additional paid-in capital	3,466	3,694
Notes receivable from officer	(294)	(294)
Deferred stock-based compensation	(731)	(1,501)
Accumulated deficit	(15,821)	(12,503)
Accumulated other comprehensive income (loss)	(44)	222

Total shareholders’ equity	42,173	43,727

Total liabilities and shareholders’ equity	$60,508	$59,905

See accompanying notes.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenue:
License	$25,830	$32,126	$25,006
Maintenance	19,777	17,076	9,584

Total revenue	45,607	49,202	34,590
Cost of revenue:
Cost of license	227	237	246
Cost of maintenance	1,877	1,918	1,537
Amortization of intangible assets	322	—	—

Total cost of revenue	2,426	2,155	1,783

Gross profit	43,181	47,047	32,807
Operating expenses:
Research and development	19,043	19,353	13,286
Sales and marketing	20,099	21,500	18,293
General and administrative	4,557	5,493	3,570
Stock-based compensation(1)	542	1,012	952
Acquired in process research and development	2,800	—	—

Total operating expenses	47,041	47,358	36,101

Loss from operations	(3,860)	(311)	(3,294)
Other income, net	900	1,922	647

Income (loss) before income taxes	(2,960)	1,611	(2,647)
Provision for income taxes	358	304	—

Net income (loss)	$(3,318)	$1,307	$(2,647)

Earnings per share:
Basic and diluted net income (loss) per share	$(0.13)	$0.05	$(0.16)

Shares used in basic per share calculation	25,270	24,422	16,115

Shares used in diluted per share calculation	25,270	27,205	16,115

(1) Amortization of deferred stock-based compensation relates to the following:

	2002	2001	2000
Cost of maintenance	$14	$33	$28
Research and development	218	423	464
Sales and marketing	106	408	403
General and administrative	204	148	57

Total	$542	$1,012	$952

See accompanying notes.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Officers	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	2,643	$9,378	14,349	$1,290	$2,451	$(468)	$(2,222)	$(11,163)	$—	$(734)
Issuance of Series C preferred stock, net of $20 of issuance costs	772	5,480	—	—	—	—	—	—	—	5,480
Issuance of common stock upon exercise of stock options	—	—	856	1,480	—	—	—	—	—	1,480
Issuance of common stock upon conversion of preferred stock	(3,415)	(14,858)	4,304	14,858	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of $4,200 of issuance costs	—	—	4,745	33,760	—	—	—	—	—	33,760
Deferred stock-based compensation	—	—	—	—	1,387	—	(1,387)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	952	—	—	952
Net loss (comprehensive loss)	—	—	—	—	—	—	—	(2,647)	—	(2,647)

Balance at December 31, 2000	—	—	24,254	51,388	3,838	(468)	(2,657)	(13,810)	—	38,291
Issuance of common stock from stock option exercises, our employee stock purchase plan and warrants exercised	—	—	715	2,721	—	—	—	—	—	2,721
Repayment of notes receivable from officers	—	—	—	—	—	174	—	—	—	174
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,012	—	—	1,012
Deferred stock-based compensation adjustment for canceled options	—	—	—	—	(144)	—	144	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,307	—	1,307
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	118	118
Net change in unrealized gain on investments	—	—	—	—	—	—	—	—	104	104

Total other comprehensive income										222

Total comprehensive income										1,529

Balance at December 31, 2001	—	—	24,969	54,109	3,694	(294)	(1,501)	(12,503)	222	43,727
Issuance of common stock from stock option exercises, our employee stock purchase plan and warrants exercised	—	—	800	2,100	—	—	—	—	—	2,100
Repurchase of shares	—	—	(413)	(2,010)	—	—	—	—	—	(2,010)
Issuance of common stock to IOTA for acquisition of products and technology			300	1,398						1,398
Amortization of deferred stock-based compensation	—	—	—	—	—	—	670	—	—	670
Deferred stock-based compensation adjustment for canceled options	—	—	—	—	(228)	—	100	—	—	(128)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,318)	—	(3,318)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(210)	(210)
Net change in unrealized gain on investments	—	—	—	—	—	—	—	—	(56)	(56)

Total other comprehensive loss										(266)

Total comprehensive loss										(3,584)

Balance at December 31, 2002	—	$—	25,656	$55,597	$3,466	$(294)	$(731)	$(15,821)	$(44)	$42,173

See accompanying notes.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$(3,318)	$1,307	$(2,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,922	1,669	1,169
Amortization of deferred stock-based compensation	542	1,012	952
Amortization of intangible assets	322	—	—
Acquired in-process research and development	2,800	—	—
Gain on sale of long term investments	—	(72)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,268)	(807)	(2,811)
Other current assets	(146)	219	(645)
Other assets	(143)	113	(322)
Accounts payable and accrued liabilities	846	(297)	619
Accrued compensation	132	(207)	1,761
Deferred revenue	1,205	3,210	2,343

Net cash provided by operating activities	2,894	6,147	419

Investing activities
Purchases of property and equipment	(1,771)	(2,486)	(1,645)
Purchases of short-term investments	(64,860)	(52,231)	(16,620)
Purchases of long-term investments	—	(1,418)	(4,688)
Proceeds from maturities of short-term investments	62,345	33,400	4,537
Proceeds from sales of short-term investments	1,025	—	—
Proceeds from sales of long-term investments	—	6,178	—
Purchases of products and technology	(7,439)	—	—

Net cash used in investing activities	(10,700)	(16,557)	(18,416)

Financing activities
Borrowing under revolving line of credit	—	—	2,000
Repayment of revolving line of credit	—	—	(2,000)
Proceeds from capital lease obligations	—	—	201
Payments on long-term debt	(71)	(75)	(1,105)
Proceeds from sale of common stock	2,100	2,721	35,240
Repurchases of common stock	(2,010)	—	—
Proceeds from issuance of preferred stock	—	—	5,480
Repayment of note payable to shareholder	—	(125)	—
Payments received on notes receivable from officers	—	174	—

Net cash provided by financing activities	19	2,695	39,816

Effect of exchange rate changes on cash	(210)	118	—

Net increase (decrease) in cash and cash equivalents	(7,997)	(7,597)	21,819
Cash and cash equivalents at beginning of period	16,855	24,452	2,633

Cash and cash equivalents at end of period	$8,858	$16,855	$24,452

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$40	$132

Cash paid for taxes	$216	$214	$—

Supplemental schedule of noncash investing and financing activities
Issuance of common stock for purchase of products and technology from IOTA	$1,398	$—	$—

Deferred compensation related to stock options	$(228)	$(144)	$1,387

See accompanying notes.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization and Business

Synplicity, Inc. (“we” or “us”) was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the United States dollar, with the exception of our Japanese subsidiary. Beginning January 1, 2001, our Japanese subsidiary adopted the yen as its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. For example, estimates and assumptions are used in recognizing or deferring revenue and in maintaining our allowance for doubtful accounts. Actual results could differ from these estimates.

Concentration of Credit Risk

We distribute our products through our direct sales force and third-party distributors throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated potential credit losses, and such losses to date have not been material.

No customer or distributor accounted for 10% or more of total revenue for the years ended December 31, 2002, 2001 and 2000.

Sales to customers outside of North America accounted for $13.5 million, $11.8 million and $7.1 million of our total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Investments

All of our cash equivalents and investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss), net of tax, if any. The fair value of the investments is based on quoted market prices. Realized gains and losses are included in other income. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, while investments that have maturities greater than three months at the date of purchase are considered either short-term investments if they mature within twelve months of the balance sheet date, or long-term investments if they mature beyond twelve months of the balance sheet date. The cost of securities sold is based upon the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years to seven years.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2002, we did not have any such losses.

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable and

•	we have no remaining obligations.

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions.

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. A substantial majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15 or 20% of the list price of the specific product license, and which establishes vendor specific objective evidence (VSOE) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with payment terms outside of our normal terms based on evaluating our history of collections from these customers and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is generally considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from them.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized ratably over the period of the license as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have VSOE of fair value of maintenance since it is not priced or offered separately.

Goodwill and Other Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. In addition, determining the useful life for an intangible asset is a matter of judgment and has an impact on the amount of amortization expense recorded in any given period. Different assumptions about the useful life of an intangible asset would result in more or less amortization expense being recorded in a given period. Our intangible assets are being amortized using the straight-line method over the estimated useful life of five years.

Product Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Costs related to advertising are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $301,000, $691,000 and $659,000, respectively.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we account for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual option, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions for the overall awards at interim dates and results in greater stock-based compensation expense in earlier years than the straight-line vesting method.

All stock-based awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18. Stock-based awards to non-employees that are not immediately vested are subject to periodic revaluation over their vesting terms.

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(3,318)	$1,307	$(2,647)
Add: Stock-based employee compensation expense included in reported net income	542	1,012	952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,884)	(4,003)	(1,436)

Pro forma net loss	$(10,660)	$(4,298)	$(3,131)

Basic and diluted net income (loss) per share:
As reported	$(0.13)	$0.05	$(0.16)

Pro forma	$(0.42)	$(0.18)	$(0.19)

Stock Split

On July 27, 2000, we effected a two-for-three reverse split of our common stock and preferred stock. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the year ended December 31, 2000, our comprehensive loss was the same as net loss as there were no adjustments reported in shareholders’ equity that were included in the computation. For the years ended December 31, 2002 and 2001, the components of comprehensive income (loss) have been included in the Statement of Shareholders’ Equity.

Segment Information

We follow Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in only one industry segment, the development and licensing of software products that are used in the design and verification of semiconductors.

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

In July 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued SFAS 144, which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Our adoption of this statement during the first quarter of 2002 did not have a material effect on our operating results or financial position.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and we do not believe these provisions will have a material effect on our operating results or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Our adoption of the expanded disclosure requirements of this statement during the fourth quarter of 2002 did not have a material effect on our operating results or financial position.

2.    Financial Instruments

Available-for-sale securities were as follows as of December 31, 2002 and 2001 (in thousands):

	Cost	Unrealized Gain (Loss)	Fair Market Value
2002
Cash equivalents:
Money market funds	$5,046	$—	$5,046
U.S. government agency notes	998	—	998

Total cash equivalents	$6,044	$—	$6,044

Short-term investments:
U.S. government agency notes	$26,475	$39	$26,514
Corporate notes	3,926	6	3,932
Certificate of Deposit	2,003	3	2,006

Total short-term investments	$32,404	$48	$32,452

2001
Cash equivalents:
Money market funds	$5,352	$—	$5,352
U.S. government agency notes	4,795	1	4,796
Certificate of Deposit	2,000	—	2,000

Total cash equivalents	$12,147	$1	$12,148

Short-term investments:
U.S. government agency notes	$23,023	$81	$23,104
Corporate notes	6,884	20	6,904
Certificate of Deposit	1,008	2	1,010

Total short-term investments	$30,915	$103	$31,018

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer hardware and other equipment	$5,944	$5,352
Computer software	2,001	1,088
Furniture and fixtures	340	677
Leasehold improvements	289	410

	8,574	7,527
Less accumulated depreciation	(5,135)	(4,244)

	$3,439	$3,283

4.    Commitments and Contingencies

Operating Leases

We lease our corporate facility in Sunnyvale, California and lease a number of sales or development offices in various states as well as in certain other countries. In September 2002, we entered into a new corporate facility lease in Sunnyvale, California, which expires in August 2007 and has an option to extend the lease by five years. We also have operating leases for certain of our equipment under an equipment lease financing agreement as described below. Rent expense was $2.5 million, $2.3 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Long-Term Debt

We had a business loan agreement with a commercial bank that provided for a revolving line of credit, an equipment advance and a straight line of credit. The equipment advance was fully repaid during 2000. The straight line of credit was fully repaid during 2000. The revolving line of credit agreement expired in 2002.

In November 1999, we entered into an equipment lease financing agreement with a lessor that provides for leasing of up to $1.5 million of equipment, including up to $450,000 of software and tenant improvements. All scheduled leases were payable in 36 equal monthly installments. Based on the terms of the individual leases, the leases were treated as either operating or capital. Additionally, we granted the lessor fully vested warrants to purchase up to 14,035 shares of common stock at $4.28 per share, which were exercised during 2001. At December 31, 2002 and 2001, $0 and $71,000, respectively, of capital leases were outstanding under this agreement. The equipment capitalized under this agreement had an original cost of approximately $201,000 and became fully depreciated during 2002. The equipment was no longer in use and had been written off as of December 31, 2002. Accumulated depreciation was approximately $151,000 as of December 31, 2001. As of December 31, 2002 the availability of additional borrowings under this agreement had been terminated.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Payments

Our future contractual obligations at December 31, 2002 are as follows (in thousands):

	Payments Due by Year
	2003	2004	2005	2006	2007	Total
Operating Leases	$1,761	$1,353	$1,204	$1,281	$879	$6,478

Legal Proceedings

From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

5.    Related Party Transactions

In September 1998, we received two full-recourse notes from one of our officers with a principal amount totaling $312,000. The proceeds were used to purchase shares of our common stock, which were pledged as collateral for the notes. Principal and interest are due and payable upon the earlier of September 2003, when the corresponding stock is sold or 90 days after the termination of the officer’s employment with us. The notes accrue interest at the rate of 5.5% per annum and are accounted for in shareholders’ equity. During 2001, $18,000 of the principal amount was repaid, leaving an outstanding principal balance of $294,000 as of December 31, 2002.

In November and December 1999, we received two full-recourse notes from one of our officers with a principal amount totaling $156,250. During 2001, the notes were repaid in full.

In November 1995, we issued a note to a shareholder with a principal amount of $125,000. During 2001, we repaid the note in full.

During the years ended December 31, 2002, 2001 and 2000, we incurred expenses of approximately $90,000, $102,000 and $10,000, respectively, for certain technical software development consulting services provided to us by the father of one of our officers.

6.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options and warrants to purchase common stock, if dilutive, using the treasury stock method.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income (loss)	$(3,318)	$1,307	$(2,647)

Basic weighted average shares:
Weighted-average shares of common stock outstanding	25,298	24,613	16,833
Less: weighted-average shares subject to repurchase	(28)	(191)	(718)

Weighted-average shares used in computing basic net income (loss) per share	25,270	24,422	16,115

Basic net income (loss) per common share	$(0.13)	$0.05	$(0.16)

Diluted weighted average shares:
Shares used above	25,270	24,422	16,115
Add back: weighted-average shares subject to repurchase	—	191	—
Effect of dilutive securities:
Stock options and warrants	—	2,592	—

Weighted-average shares used in computing diluted net income (loss) per share	25,270	27,205	16,115

Diluted net income (loss) per common share	$(0.13)	$0.05	$(0.16)

We have excluded all outstanding stock options, warrants and shares subject to repurchase by us from the calculation of diluted net loss per share for the years ended December 31, 2002 and 2000, which aggregated 4,811,876 shares and 4,242,464 shares, respectively, because all such securities were antidilutive. Weighted average options outstanding to purchase 871,045 shares of common stock for the year ended December 31, 2001 were not included in the computation of diluted net income per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

7.    Acquisitions

IOTA Technology, Inc.

On July 2, 2002, we completed an acquisition of key products and technology from IOTA Technology, Inc. (“IOTA”), which we accounted for as a business acquisition per the guidelines of Emerging Issues Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”). We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We plan to incorporate the acquired core signal integrity and power analysis technology into our development efforts, which contributed to a purchase price that resulted in an amount for goodwill. IOTA’s results of operations are included in our statements of operations from the date of acquisition.

The total purchase price was approximately $5.6 million, comprised of the following: (a) $4.1 million in cash, (b) 300,000 shares of our common stock valued at approximately $1.4 million based on the average closing market price of our common shares over the trading-day period of 2 days prior to and including July 2, 2002 and (c) approximately $100,000 of acquisition-related costs. Of the 300,000 shares of our common stock that were issued, 100,000 are being held in escrow until January 2004.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities and in-process research and development. The fair value of significant assets acquired was determined with the assistance of an independent valuation. The intangible assets subject to amortization are being amortized on a straight-line basis over five years. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the $1.7 million assigned to in-process research and development assets was expensed at the date of acquisition. The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a 27% discount rate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets acquired:
In-process research and development assets	$1,700
Intangible assets subject to amortization (five year useful lives):
Existing technology	1,900
Core technology	500
Maintenance agreements and related relationships	200
Other	35
Goodwill	1,272

Total assets acquired	5,607

Liabilities assumed:
Maintenance obligation liability	(45)

Total liabilities assumed	(45)

Net assets acquired	$5,562

The unaudited pro forma information, had the acquisition of IOTA occurred at the beginning of 2001, is as follows (in thousands, except per share amounts):

	Years ended December 31,
	2002	2001
Revenue	$46,185	$50,138

Net income (loss)	(1,932)	595

Basic and diluted net income (loss) per common share	$(0.08)	$0.02

The unaudited pro forma information excludes the $1.7 million charge for acquired in-process research and development and is presented for illustrative purposes only. It is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Bridges2Silicon, Inc.

In November 2002, we completed a product and technology acquisition from Bridges2Silicon, Inc. We acquired their FPGA RTL debug product, core technology and other intellectual property. As the product and

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology acquired did not constitute a business per the guidelines of EITF 98-3, we accounted for the transaction as the acquisition of assets.

The total purchase price was approximately $2.6 million, comprised of $2.5 million in cash, of which $250,000 is being held in escrow until November 2003, and approximately $100,000 of acquisition-related costs.

The purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities and in-process research and development. The fair value of significant assets acquired was determined with the assistance of an independent valuation. The intangible assets subject to amortization are being amortized on a straight-line basis over five years. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the $400,000 assigned to in-process research and development assets was expensed at the date of acquisition. The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a 28% discount rate.

The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition (in thousands):

Assets acquired:
In-process research and development assets	$400
Intangible assets subject to amortization (five year useful lives):
Existing technology	1,600
Core technology	250
Software license and other	325

Total assets acquired	$2,575

In December 2002, we acquired certain ASIC technology for $700,000 in cash, which we intend to use as part of product development efforts beyond 2003. At the date of acquisition, technological feasibility of the technology had not been established and the technology had no alternative future use. Therefore, the $700,000 was assigned to in-process research and development assets and was expensed at the date of acquisition.

8.    Goodwill and Intangible Assets

The following summarizes our intangible assets as of December 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$244
Core technology	750	58
Maintenance agreements and related relationships	200	20

	$4,450	$322

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	2002	2003	2004	2005	2006	2007
Amortization expense	$322	$890	$890	$890	$890	$568

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology from IOTA. To date, we have not recognized any impairment losses on goodwill.

9.    Shareholders’ Equity

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

Common Stock

In October 2000, we sold 4,300,000 shares of common stock in an initial public offering at a price of $8.00 per share. We sold an additional 445,000 shares of common stock at a price of $8.00 per share in November 2000 to cover over-allotments. Net proceeds from all shares sold, less underwriting discounts and related expenses, were approximately $33.7 million.

To date, we have sold a total of 1,560,668 shares of common stock to employees in connection with restricted stock purchase agreements. These agreements allow us to repurchase unvested shares in the event that the employee is no longer employed by us. In the year ended December 31, 2002, we repurchased 27,777 unvested shares. As of December 31, 2002 and 2001, 14,444 and 72,567 shares, respectively, were subject to repurchase.

We have reserved shares of common stock for issuance at December 31, 2002 as follows:

Stock Options:
Options outstanding	6,483,093
Reserved for future grants	2,117,081
Employee Stock Purchase Plan	1,073,229

9,673,403

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Employee Stock Purchase Plan

In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 666,666 shares of our common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 12% of their compensation through payroll deductions during defined offering periods. The Purchase Plan is implemented in a series of overlapping 24 month offering periods, and each offering period consists of four six- month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, equal to the least of 666,666 shares, 2.0% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by the Board.

Our first issuance of shares under the Purchase Plan was during the year ended December 31, 2001. During the years ended December 31, 2002 and 2001, we issued 291,200 and 286,711, respectively, of our common stock under the Purchase Plan.

Stock Options

As described below, we have three stock option plans (collectively, the “Option Plans”) under which incentive stock options and/or nonstatutory options may be granted to our employees, consultants and directors. Options are granted under the Option Plans at prices not less than the fair value on the date of the grant. Stock options to new employees generally vest and become exercisable in the amount of 25% of the total number of shares after one year and on a ratable basis over the subsequent 36 months. The options generally expire in ten years. However, in the case of incentive stock options granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of any class of our stock, the term of the option is five years from the date of grant and the per share exercise price is 110% of the fair market value on the date of grant.

Under the 1995 Stock Option Plan (the “1995 Plan”) we were authorized to issue 7,400,000 shares of common stock for the grant of options. In 2000, our Board of Directors approved the termination of the 1995 Plan as to future option grants to be effective October 2000. The remaining authorized shares available for grant out of the 1995 Plan expired. In the future, any options from the 1995 Plan that are canceled will not be available for re-grant.

In 2000, our Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”) and authorized an initial amount of 2,666,666 shares of common stock for grant under the 2000 Plan. The authorized shares available for issuance increase on the first business day of each year by the least of 2,333,333 shares, 5% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, our Board of Directors adopted the 2000 Director Option Plan (the “Director Plan”) and authorized an initial amount of 100,000 shares of common stock for grant under the Director Plan. Each nonemployee director who does not own, or represent a party who owns, 1% or more of our outstanding common stock is automatically granted a nonstatutory stock option to purchase 40,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, each nonemployee director then in office for over six months is automatically granted a nonstatutory option to purchase an additional 10,000 shares of common stock. The Director Plan will terminate in April 2010, unless terminated earlier in accordance with the provisions of the Director Plan. In addition, the Director Plan provides for annual increases in the number of shares available for issuance on the first business day of each year equal to the least of 100,000 shares, 0.15% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

A summary of option activity is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price
Balance at December 31, 1999	1,715,794	4,009,242	$0.02–$ 3.75	$1.67
Additional authorization	2,766,666	—	—	—
Options granted	(1,948,974)	1,948,974	$5.10–$14.38	$8.20
Options exercised	—	(855,548)	$0.15–$ 6.00	$1.73
Options canceled	326,053	(326,053)	$0.15–$11.00	$2.91
Authorized shares expired	(226,873)	—	—	—

Balance at December 31, 2000	2,632,666	4,776,615	$0.15–$14.38	$4.53
Additional authorization	1,249,095	—	—	—
Options granted	(1,813,311)	1,813,311	$5.60–$18.90	$11.04
Options exercised	—	(419,016)	$0.15–$ 6.75	$1.82
Options canceled	180,708	(180,708)	$0.15–$17.24	$8.14
Authorized shares expired	(127,862)	—	—	—

Balance at December 31, 2001	2,121,296	5,990,202	$0.15–$18.90	$6.58
Additional authorization	1,285,927	—	—	—
Options granted	(1,726,372)	1,726,372	$3.56–$13.50	$6.04
Options exercised	—	(509,096)	$0.15–$11.00	$1.44
Options canceled	724,385	(724,385)	$1.80–$18.90	$8.80
Authorized shares expired	(288,155)	—	—	—

Balance at December 31, 2002	2,117,081	6,483,093	$0.15–$18.90	$6.60

The above table includes the effects of options granted in December 1999 to purchase an aggregate of 674,662 shares of common stock at an exercise price of $3.75 per share that were outside of the Option Plans.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$0.15–$1.88	671,217	5.49	$1.51	667,363	$1.51
$1.95–$2.93	669,358	6.47	$2.50	545,196	$2.46
$3.56–$4.58	983,416	8.09	$4.00	146,951	$3.86
$4.70–$5.04	725,197	9.59	$5.00	16,822	$5.04
$5.10–$6.48	963,465	7.95	$6.12	404,437	$5.97
$6.50–$9.00	918,777	8.40	$8.05	572,982	$8.30
$9.05–$11.00	681,611	7.76	$10.49	353,773	$10.47
$11.05–$18.90	870,052	8.23	$13.87	345,938	$14.18

	6,483,093	7.83	$6.60	3,053,462	$6.15

Stock-Based Compensation

During the years ended December 31, 2000 and 1999, we recorded deferred stock-based compensation of $1.4 million and $2.4 million, respectively, representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. The total deferred stock-based compensation of $3.8 million is being amortized by charges to operations on a graded vesting method over the vesting periods of the respective options, generally four years. We recorded amortization of deferred stock-based compensation of approximately $542,000, $1.0 million and $952,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded reductions to deferred stock-based compensation of $228,000 and $144,000 for the years ended December 31, 2002 and 2001 as a result of stock options that were canceled prior to vesting. At December 31, 2002, we had a total of $731,000 remaining to be amortized over the corresponding vesting period of the respective options. The remaining deferred stock-based compensation at December 31, 2002 is expected to be amortized as follows: $455,000 in 2003, $189,000 in 2004, $69,000 in 2005 and $18,000 in 2006. Subsequent terminations of option holders may reduce or cause a credit to future stock-based compensation.

We have elected to follow APB 25 and related interpretations in accounting for our employee stock-based compensation plans. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. For each of the three years ended December 31, 2002, the fair value of our stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2001	2000
Stock options
Expected life (years)	4	4	4
Volatility	96%	98%	75%
Risk-free interest rate	2%	4%	6%
Weighted average fair value of options granted	$4.14	$7.84	$4.95

Employee Stock Purchase Plan
Expected life (years)	1	1	—
Volatility	96%	98%	—
Risk-free interest rate	1%	2%	—
Weighted average fair value of options granted	$3.36	$4.65	—

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options’ vesting period. Pro forma information follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(3,318)	$1,307	$(2,647)
Add: Stock-based employee compensation expense included in reported net income	542	1,012	952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,884)	(4,003)	(1,436)

Pro forma net loss	$(10,660)	$(4,298)	$(3,131)

Basic and diluted net income (loss) per share:
As reported	$(0.13)	$0.05	$(0.16)

Pro forma	$(0.42)	$(0.18)	$(0.19)

The fair value of options granted to consultants during the year ended December 31, 2000 was determined using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 6%, contractual life of 4-10 years, dividend yield of zero and expected volatility of 60%. The resulting compensation expense was immaterial.

Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased depend on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to December 31, 2002, we repurchased a total of 379,057 shares at an average price of $4.80 per share.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

Income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Income (loss) before income taxes:
United States	$(2,639)	$2,382	$(1,539)
Foreign	(321)	(771)	(1,108)

Total income (loss) before income taxes	$(2,960)	$1,611	$(2,647)

Provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Provision for income taxes:
Current:
Federal	$—	$76	$—
State	20	53	—
Foreign	338	175	—

Total provision for income taxes	$358	$304	$—

We had no provision for income taxes in fiscal year 2000 because we incurred a loss for both income tax and financial reporting purposes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Income tax expense (benefit) at U.S. statutory rate	$(1,036)	$563	$(926)
State income taxes, net	13	53	—
Foreign income taxes	338	175	—
Deferred compensation	—	354	—
Federal alternative minimum taxes	—	76	—
Unbenefited (benefited) losses	1,010	(917)	926
Other	33	—	—

	$358	$304	$—

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, we had federal net operating loss carryforwards of approximately $4.5 million. We also had federal and state tax credit carryforwards of approximately $2.4 million and $2.3 million, respectively. The federal net operating loss carryforwards and tax credit carryforwards will expire beginning in 2012 if not utilized. The state tax credits carry forward indefinitely. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$1,564	$531
Tax credit carryforwards	3,867	2,300
Capitalized research expenditures	479	500
Deferred revenue	1,220	969
Acquisition-related items	905	—
Other	1,476	900

Total deferred tax assets	9,511	5,200
Valuation allowance	(9,511)	(5,200)

Net deferred taxes	—	—

As of December 31, 2002, we had deferred tax assets of approximately $9.5 million. We have evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. Based on the cumulative pre-tax losses we sustained in the three years ended December 31, 2002, a valuation allowance, in an amount equal to our net deferred tax assets as of December 31, 2002, was recorded. The valuation allowance increased by approximately $4.3 million in 2002 from 2001 and decreased by approximately $1.0 million in 2001 from 2000.

As of December 31, 2002, approximately $279,000 of the valuation allowance reflected above relates to the tax benefits of stock option deductions, which will be credited to equity when realized.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Industry and Geographic Segment Information

The following table presents enterprise-wide sales to external customers and long-lived assets by geographic areas (in thousands):

	Years Ended December 31,
	2002	2001	2000
Total revenue:
North America	$32,078	$37,451	$27,447
Europe, Middle East	6,785	6,825	4,505
Asia	6,744	4,926	2,638

	$45,607	$49,202	$34,590

Long-lived assets (at period end):
North America	8,689	2,981	$2,255
Europe, Middle East	334	286	219
Asia	527	584	673

	$9,550	$3,851	$3,147

Revenue by geographic area is based on the location of the customer.

12.    Employee Benefit Plan

We have a 401(k) Plan in which all United States employees age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,000 per employee per year, which totaled $174,000, $170,000 and $150,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(a)(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves (see page 71)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)  Exhibits

3.1.1*	Articles of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Specimen Common Stock Certificate

4.2*	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2*	Amended and Restated 1995 Stock Option Plan

10.2.1*	Form of Option Agreement under the 1995 Stock Option Plan

10.3*	2000 Stock Option Plan

10.3.1*	Form of Option Agreement under the 2000 Stock Option Plan

10.4*	2000 Director Option Plan

10.4.1*	Form of Option Agreement under 2000 Director Option Plan

10.5*	2000 Employee Stock Purchase Plan

10.5.1*	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan

10.9*†	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.1*	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.2*†	Amendment to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.3***	Amendment to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.4†***	Amendment to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.10*	Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson

10.11*	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson

10.12*	Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J. Erickson

10.13*	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller

10.14*†	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.

10.14.1**	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.

10.17*	Lease dated July 15, 1999 between Registrant and Anthony Buxton and R. Robert Reading, Trustees of Tactician Realty Trust for the 305 North Main Street, Andover, Massachusetts office

10.20*	Lease dated January 27, 2000 between Registrant and Information Technology Park Ltd. For the International Tech Park, Bangalore, India office

10.21*	Lease dated June 1, 2000 between Registrant and Becker Family Limited Partnership for the 8217 Shoal Creek Blvd., Austin, Texas office

10.22*†	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.22.1**	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.23*	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank

10.23.1*	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank

10.24***	Lease dated March 28, 2001 between Registrant and Tebo Development Company for the 4720 Table Mesa Drive, Suite G-100, Boulder, Colorado office

10.25****	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office

10.26****	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 68)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-31545) for the fiscal year ended December 31, 2000.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-31545) for the fiscal year ended December 31, 2001.
****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-31545) for the quarter ended September 30, 2002.

(b)  Reports on Form 8-K.    The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

(c)  Exhibits.    See Item 15(a)(3) above.

(d)  Financial Statement Schedules.    See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

By:	/s/ BERNARD ARONSON
Bernard Aronson President, Chief Executive Officer and Director

Date: March 18, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BERNARD ARONSON Bernard Aronson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

/s/ DOUGLAS S. MILLER Douglas S. Miller	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer)	March 18, 2003

/s/ KENNETH S. MCELVAIN Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	March 18, 2003

/s/ ALISA YAFFA Alisa Yaffa	Chairman of the Board, Vice President of Intellectual Property and Secretary	March 18, 2003

/s/ PRABHU GOEL Prabhu Goel	Director	March 18, 2003

/s/ DENNIS SEGERS Dennis Segers	Director	March 18, 2003

/s/ SCOTT J. STALLARD Scott J. Stallard	Director	March 18, 2003

CERTIFICATIONS

I, Bernard Aronson, certify that:

1.	I have reviewed this annual report on Form 10-K of Synplicity, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
	By:	/s/ BERNARD ARONSON
	Name:	Bernard Aronson
	Title:	Chief Executive Officer, President and Director

I, Douglas S. Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of Synplicity, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
	By:	/s/ DOUGLAS S. MILLER
	Name:	Douglas S. Miller
	Title:	Vice President of Finance and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts as of December 31:
2002	$633	$—	$(100)	$(6)	$527
2001	$487	$356	$—	$(210)	$633
2000	$395	$92	$—	$—	$487

INDEX TO EXHIBITS

3.1.1*	Articles of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Specimen Common Stock Certificate

4.2*	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2*	Amended and Restated 1995 Stock Option Plan

10.2.1*	Form of Option Agreement under the 1995 Stock Option Plan

10.3*	2000 Stock Option Plan

10.3.1*	Form of Option Agreement under the 2000 Stock Option Plan

10.4*	2000 Director Option Plan

10.4.1*	Form of Option Agreement under 2000 Director Option Plan

10.5*	2000 Employee Stock Purchase Plan

10.5.1*	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan

10.9*†	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.1*	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.2*†	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.3***	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.4†***	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.10*	Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson

10.11*	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson

10.12*	Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J. Erickson

10.13*	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller

10.14*†	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.

10.14.1**	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.

10.17*	Lease dated July 15, 1999 between Registrant and Anthony Buxton and R. Robert Reading, Trustees of Tactician Realty Trust for the 305 North Main Street, Andover, Massachusetts office

10.20*	Lease dated January 27, 2000 between Registrant and Information Technology Park Ltd. For the International Tech Park, Bangalore, India office

10.21*	Lease dated June 1, 2000 between Registrant and Becker Family Limited Partnership for the 8217 Shoal Creek Blvd., Austin, Texas office

10.22*†	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.22.1**	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.23*	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank

10.23.1*	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank

10.24***	Lease dated March 28, 2001 between Registrant and Tebo Development Company for the 4720 Table Mesa Drive, Suite G-100, Boulder, Colorado office

10.25****	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office

10.26****	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 68)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-31545) for the fiscal year ended December 31, 2000.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-31545) for the fiscal year ended December 31, 2001.
****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-31545) for the quarter ended September 30, 2002.