Form 10-Q
period 2003-03-31
SYNPLICITY INC
filed 2003-05-14
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☐  No  ☒

As of April 30, 2003, the registrant had 25,681,601 shares of common stock outstanding.

SYNPLICITY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,713	$8,858
Short-term investments	35,179	32,452
Accounts receivable, net	6,766	8,607
Other current assets	995	1,041

Total current assets	49,653	50,958
Property and equipment, net	3,233	3,439
Goodwill	1,272	1,272
Intangible assets, net	3,910	4,128
Other assets	712	711

Total assets	$58,780	$60,508

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$914	$1,045
Accrued liabilities	2,690	2,823
Accrued compensation	1,843	2,270
Deferred revenue	12,110	12,197

Total current liabilities	17,557	18,335

Commitments

Shareholders’ equity:
Preferred stock	—	—
Common stock	55,114	55,597
Additional paid-in capital	3,458	3,466
Notes receivable from shareholders	(294)	(294)
Deferred stock-based compensation	(584)	(731)
Accumulated deficit	(16,453)	(15,821)
Accumulated other comprehensive loss	(18)	(44)

Total shareholders’ equity	41,223	42,173

Total liabilities and shareholders’ equity	$58,780	$60,508

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2002, however, the balance sheet amounts at December 31, 2002 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
License	$6,387	$6,206
Maintenance	5,176	4,617

Total revenue	11,563	10,823

Cost of revenue:
Cost of license	56	39
Cost of maintenance	523	461
Amortization of intangible assets from acquisitions	218	—

Total cost of revenue	797	500

Gross profit	10,766	10,323

Operating expenses:
Research and development	5,237	4,519
Sales and marketing	4,886	4,702
General and administrative	1,146	1,086
Stock-based compensation(1)	139	189

Total operating expenses	11,408	10,496

Loss from operations	(642)	(173)
Other income, net	140	278

Income (loss) before income taxes	(502)	105
Provision for income taxes	130	16

Net income (loss)	$(632)	$89

Basic earnings per share:
Basic net income (loss) per share	$(0.02)	$—

Shares used in per share calculation	25,607	24,985

Diluted earnings per share:
Diluted net income (loss) per share	$(0.02)	$—

Shares used in per share calculation	25,607	26,964

(1) Amortization of deferred stock-based compensation relates to the following:
	Three Months Ended March 31,
	2003	2002
Cost of maintenance	$3	$6
Research and development	51	61
Sales and marketing	36	61
General and administrative	49	61

Total	$139	$189

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$(632)	$89
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	529	471
Amortization of deferred stock-based compensation	139	189
Amortization of intangible assets	218	—
Changes in operating assets and liabilities:
Accounts receivable	1,841	1,654
Other current assets	46	(110)
Other assets	(1)	—
Accounts payable and accrued liabilities	(264)	(287)
Accrued compensation	(427)	82
Deferred revenue	(87)	(102)

Net cash provided by operating activities	1,362	1,986

Investing activities
Purchases of property and equipment	(323)	(387)
Purchases of short-term investments	(11,163)	(20,162)
Proceeds from maturities of short-term investments	8,410	11,350
Proceeds from sales of short-term investments	—	1,025

Net cash used in investing activities	(3,076)	(8,174)

Financing activities
Payments on long-term debt	—	(16)
Proceeds from sale of common stock	184	136
Repurchases of common stock	(667)	(531)

Net cash used in financing activities	(483)	(411)
Effect of exchange rate changes on cash	52	7

Net decrease in cash and cash equivalents	(2,145)	(6,592)
Cash and cash equivalents at beginning of period	8,858	16,855

Cash and cash equivalents at end of period	$6,713	$10,263

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1

Cash paid for taxes	$27	$52

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(8)	$(23)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.    Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2003 and the statements of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2003 or for any future period. The condensed consolidated balance sheet information as of December 31, 2002 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our Japanese subsidiary, for which the yen is its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three months ended March 31, 2003.

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations.

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions.

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. A substantial majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific product license, and which establishes vendor specific objective evidence (VSOE) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with payment terms outside of our normal terms by evaluating our history of collections from these customers and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized ratably over the period of the license as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain field programmable gate array (“FPGA”) manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have VSOE of fair value of maintenance since it is not priced or offered separately.

We have recently entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize ASIC synthesis or physical synthesis tools for certain of their products. We defer recognition of the development fees to be earned under these arrangements until the contract has been signed, delivery of the customized product has occurred and we have no remaining obligations. Additionally, in instances where licenses are being purchased as part of the agreement, we recognize both the development and license fees ratably over the period of the licenses once the above conditions have been met, since we do not have VSOE of fair value of the development work or the licenses.

Goodwill and Intangible Assets

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”), we have elected the disclosure-only alternative under SFAS 123 and have elected to account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$(632)	$89
Add: Stock-based employee compensation expense included in reported net income	139	189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,752)	(2,044)

Pro forma net loss	$(2,245)	$(1,766)

Basic and diluted net income (loss) per share:
As reported	$(0.02)	$—

Pro forma	$(0.09)	$(0.07)

Guarantees

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. We also provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2.    Financial Instruments

Available-for-sale securities consist of the following at March 31, 2003 (in thousands):

Cash equivalents:
Money market funds	$1,932
Commercial paper	1,498

Total cash equivalents	3,430

Short-term investments:
U.S. government agency notes	27,727
Corporate notes	5,448
Certificate of deposit	2,004

Total short-term investments	35,179

Total available-for-sale securities	$38,609

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(632)	$89

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,620	25,035
Less: weighted-average shares subject to repurchase	(13)	(50)

Weighted-average shares used in computing basic net income (loss) per share	25,607	24,985

Basic net income (loss) per common share	$(0.02)	$—

Diluted weighted-average shares:
Shares used above	25,607	24,985
Add back: weighted-average shares subject to repurchase	—	50
Effect of dilutive securities:
Stock options	—	1,929

Weighted-average shares used in computing diluted net income (loss) per share	25,607	26,964

Diluted net income (loss) per common share	$(0.02)	$—

We have excluded all outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss for the three months ended March 31, 2003, which aggregated 6,384,125 shares, because all such securities were antidilutive. Weighted average options outstanding to purchase 2,128,639 shares of common stock for the three months ended March 31, 2002 were not included in the computation of diluted net income per share because their effect would be antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4.    Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(632)	$89
Foreign currency translation adjustments	52	7
Net change in unrealized loss on investments	(26)	(109)

Comprehensive loss	$(606)	$(13)

Note 5.    Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased depend on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to March 31, 2003, we repurchased a total of 585,504 shares at an average price of $4.25 per share.

Note 6.    Intangible Assets and Goodwill

The following summarizes our intangible assets as of March 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$417
Core technology	750	94
Maintenance agreements and related relationships	200	29

	$4,450	$540

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Three months ended March 31, 2003	Remainder of 2003	2004	2005	2006	2007
Amortization expense	$218	$672	$890	$890	$890	$568

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology from IOTA Technology, Inc. To date, we have not recognized any impairment losses on goodwill.

Note 7.    Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146 during the first quarter of 2003 did not have a material effect on our operating results or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Our adoption of FIN 45 during the first quarter of 2003 did not have a material effect on our operating results or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Our adoption of the expanded disclosure requirements of this statement during the fourth quarter of 2002 did not have a material effect on our operating results or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three Months Ended March 31, 2003 and 2002—Total revenue” regarding maintenance revenue; the statements under “Three Months Ended March 31, 2003 and 2002—Cost of revenue” regarding the cost of license revenue; the statements under “Three Months Ended March 31, 2003 and 2002—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 41%, 30% and 24% of our total revenue in the three months ended March 31, 2003 and in years 2002 and 2001, respectively.

Our products include:

•	our Synplify product, a field programmable gate array (“FPGA”) logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of application specific integrated circuits (“ASICs”) by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Fortify PowerTime product, which measures the performance degradation associated with the IR drop; and

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code.

Today, we primarily sell perpetual licenses to use our software products and related maintenance services, and therefore our revenue consists of license and maintenance revenue. Maintenance services include unspecified product updates and electronic, internet-based technical support and telephone support. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base and the decreased level of license revenue recognized, maintenance revenue has increased as a percent of total revenue. We also sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations.

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions.

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. A substantial majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific perpetual product license, and which establishes vendor specific objective evidence (VSOE) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as the VSOE of fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with payment terms outside of our normal terms by evaluating our history of collections from these customers and their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criteria when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have recently entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize ASIC synthesis or physical synthesis tools for certain of their products. We defer recognition of the development fees to be earned under these arrangements until the contract has been signed, delivery of the customized product has occurred and we have no remaining obligations. Additionally, in instances where licenses are being purchased as part of the agreement, we recognize both the development and license fees ratably over the period of the licenses once the above conditions have been met, since we do not have VSOE of fair value of the development work or the licenses.

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our last evaluation was for the year ending December 31, 2002 and was based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2002.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2003	2002
Revenue:
License	55%	57%
Maintenance	45	43

Total revenue	100	100
Cost of revenue:
Cost of license	—	—
Cost of maintenance	5	5
Amortization of intangible assets	2	—

Total cost of revenue	7	5

Gross margin	93	95
Operating expenses:
Research and development	45	42
Sales and marketing	42	43
General and administrative	10	10
Stock-based compensation	1	2

Total operating expenses	98	97

Loss from operations	(5)	(2)
Other income, net	1	3

Income (loss) before income taxes	(4)	1
Provision for income taxes	1	—

Net income (loss)	(5)%	1%

Three Months Ended March 31, 2003 and 2002

Total revenue

        Total revenue increased by 7% to $11.6 million for the three months ended March 31, 2003 from $10.8 million for the three months ended March 31, 2002. This increase was primarily attributable to higher maintenance revenue due to maintenance being recognized from new license sales that occurred in 2002 and 2003, and to a lesser degree, higher license revenue.

        License revenue.    License revenue increased by 3% to $6.4 million for the three months ended March 31, 2003 from $6.2 million for the three months ended March 31, 2002. This increase was due to higher international license revenue as well as higher revenue from our ASIC products, including the recognition of fees received from our agreement with NEC Electronics to customize our Synplify ASIC product. These increases were partially offset by lower license revenue in the United States and lower license revenue from our FPGA products.

Maintenance revenue.    Maintenance revenue increased by 12% to $5.2 million for the three months ended March 31, 2003 from $4.6 million for the three months ended March 31, 2002. This increase was attributable to maintenance being recognized in the three months ended March 31, 2003 from new license sales that occurred in 2002 and 2003 in addition to maintenance renewals. We experienced lower maintenance renewal rates during 2002 compared to prior years and have recently begun seeing further declines in our maintenance renewal rate. As a result, total maintenance revenue may not increase or may decline in 2003 or future periods.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties to third parties. Cost of license revenue increased 42% to $56,000 for the three months ended March 31, 2003 from $39,000 for the three months ended March 31, 2002. This increase was primarily due to higher royalties to third parties incurred in the three months ended March 31, 2003. As a percent of license revenue, cost of license revenue remained stable at 1% for the three months ended March 31, 2003 and 2002. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly over the remainder of 2003.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 14% to $523,000 for the three months ended March 31, 2003 from $461,000 for the three months ended March 31, 2002. This increase was primarily due to higher compensation expense from additional employees as well as the partial removal of salary reductions that were implemented in the first quarter of 2002. As a percent of maintenance revenue, cost of maintenance revenue remained stable at 10% for the three months ended March 31, 2003 and 2002.

Amortization of intangible assets.    Amortization of intangible assets of $218,000 in the three months ended March 31, 2003 reflects the amortization of intangible assets acquired as part of our purchases of products and technology during the second half of 2002 from IOTA Technology, Inc. and Bridges2Silicon, Inc. over a five-year useful life. We had no amortization of intangible assets in the three months ended March 31, 2002.

Operating expenses

Research and development.    Research and development expenses increased 16% to $5.2 million for the three months ended March 31, 2003 from $4.5 million for the three months ended March 31, 2002. As a percent of total revenue, research and development expenses increased to 45% for the three months ended March 31, 2003 from 42% for the same period in 2002. These increases were primarily due to additional employees, the partial removal of salary reductions that were implemented in the first quarter of 2002 and higher patent activity. We expect research and development expenses to increase during the remainder of 2003 as a result of adding employees for custom product development work as part of an agreement with LSI Logic, as well as the removal of the remaining salary reductions.

Sales and marketing.    Sales and marketing expenses increased 4% to $4.9 million for the three months ended March 31, 2003 from $4.7 million for the three months ended March 31, 2002, mainly due to the partial removal of salary reductions as well as costs associated with a sales conference held during the three months ended March 31, 2003, partially offset by a lower number of sales employees. As a percent of total revenue, sales and marketing expenses decreased to 42% for the three months ended March 31, 2003 from 43% for the same period in 2002 due to the higher revenue in the three months ended March 31, 2003. We expect sales and marketing expenses to increase during the remainder of 2003 as a result of higher commissions and tradeshow expenses and the removal of the remaining salary reductions.

General and administrative.    General and administrative expenses increased 6% to approximately $1.2 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002, mainly due to the partial removal of salary reductions as well as higher bad debt expense. As a percent of total revenue, general and administrative expenses remained at 10% for the three months ended March 31, 2003 and 2002. We expect general and administrative expenses to increase slightly during the remainder of 2003 as a result of costs to comply with new corporate governance requirements.

Stock-based compensation.    Stock-based compensation was $139,000 for the three months ended March 31, 2003 and $189,000 for the three months ended March 31, 2002. The remaining deferred stock compensation at March 31, 2003 is expected to be amortized as follows: $307,000 for the nine months ending December 31, 2003, $189,000 for the year ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net decreased to $140,000 for the three months ended March 31, 2003 compared to $278,000 for the same period in 2002. This decrease was primarily due to the decrease in interest rates available on investments as well as lower cash and investment balances.

Income Tax

We recorded income tax provisions of $130,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively, which relate primarily to estimated foreign income taxes.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $6.7 million, short-term investments of $35.2 million and working capital of $32.1 million. Net cash provided by operating activities decreased to $1.4 million for the three months ended March 31, 2003 from $2.0 million for the same period in 2002 primarily due to a net loss in the first quarter 2003 as compared to net income in the first quarter 2002 and a decrease in accrued compensation during the first quarter 2003 as compared to an increase in accrued compensation during the first quarter 2002.

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2003 compared to $8.2 million for the same period in 2002. For the three months ended March 31, 2003 and 2002, cash used in investing activities was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities and/or sales of short-term investments.

Net cash used in financing activities was $483,000 for the three months ended March 31, 2003 compared to $411,000 for the same period in 2002. Net cash used in financing activities for the three months ended March 31, 2003 was primarily for repurchases of common stock under our stock repurchase program partially offset by the sale of common stock. Net cash used in financing activities for the three months ended March 31, 2002 was primarily for repurchases of common stock under our stock repurchase program and the repurchase of unvested restricted stock as well as payment of long-term debt, partially offset by the sale of common stock.

The table below summarizes our contractual obligations as of March 31, 2003 (in thousands):

	Payments Due by Year
	Remainder of 2003	2004	2005	2006	2007	Total
Operating Leases	$1,352	$1,368	$1,206	$1,281	$879	$6,086

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	the extent of stock repurchases; and

•	the availability of financing.

We believe that our cash and investments of $41.9 million as of March 31, 2003 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $7.4 million of cash during 2002 for acquisitions of products and technology and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146 during the first quarter of 2003 did not have a material effect on our operating results or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Our adoption of FIN 45 during the first quarter of 2003 did not have a material effect on our operating results or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Our adoption of the expanded disclosure requirements of this statement during the fourth quarter of 2002 did not have a material effect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions, particularly in the United States

We have experienced negative effects from the worldwide economic downturn, particularly in the United States and in those markets with a heavier reliance on the networking and communications industry. We have also experienced particular weakness in sales to startup companies. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. Additionally, in an effort to reduce near-term spending, more customers have been seeking time-based agreements, which causes us to recognize revenue ratably. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the market for FPGA and ASIC software products, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $632,000 in the three months ended March 31, 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002, $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or continues to decline, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to reduce the cost control measures that were put in place during 2001 and 2002;

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization;

•	incur expenses related to our recent acquisitions; and

•	incur expenses related to the development agreements entered into with semiconductor manufacturers to develop synthesis products for the emerging structured ASIC market.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

Our revenue could decline as a result of increases in sales of time-based licenses

We have recently seen an increase in the number and dollar amount of time-based license agreements. Time-based licenses as a percentage of total bookings increased in 2002 from 2001. This trend may continue since customers may generally prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any continued decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $7.90 and a low of $2.98 during the 12 months ended March 31, 2003. This market volatility, as well as general economic, market or political conditions including the possible effects of SARS, the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 81%, 82% and 83% of our license revenue in 2002, 2001 and 2000, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the next 12 months. However, license sales and revenue of our Synplify, Synplify Pro and HDL Analyst products decreased in the three months ended March 31, 2003 from prior quarters and may continue to decrease. Any factors which continue to adversely affect the pricing of, or demand for, our Synplify, Synplify Pro and HDL Analyst products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

•	overall market conditions, including a continuing or worsening economic downturn in both domestic and foreign markets;

•	the growth, changing technological requirements and degree of competition in the programmable semiconductor market, particularly with respect to FPGAs;

•	the performance, quality, price and total cost of ownership of our software products relative to other logic synthesis products for FPGAs, including those offered at little or no cost by FPGA manufacturers; and

•	the maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors’ FPGAs and software.

We may not succeed in developing, marketing and selling new logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. In addition, we have recently entered into agreements with semiconductor manufacturers to develop customized tools for certain of their products. Developing new and customized products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to introduce new products, customized products or enhanced versions of existing products in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs and ASICs and our inexperience in selling our products to customers that design ASICs could also adversely affect our revenue. If we fail to successfully identify, develop, market and sell new products and enhance our current products, our operating results will decline.

We introduced our Certify product in 1999 and our Amplify Physical Optimizer product in March 2000. We will need to increase sales of these products in order to increase our revenue and regain profitability. We introduced our Synplify ASIC product in June 2001, and began selling our acquired Fortify PowerPlanner and RealPower products in July 2002 and our acquired Identify product in November 2002. Our future growth and profitability will depend on our ability to gain market acceptance of our newer products, especially our Synplify ASIC product. In addition, we are investing significant resources in customizing our Synplify ASIC product and developing a physical synthesis product for the emerging structured ASIC market. Failure of the structured ASIC market to develop, or our failure to penetrate that market, would have an adverse affect on our revenue and operating results. Additionally, sales of our ASIC products may depend on a dedicated sales force that we have only recently begun to provide, or may require substantial training of our existing sales force. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

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

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment that incorporate FPGAs or ASICs and our revenue may suffer if demand for this equipment continues to decline

Demand for networking and communications equipment has declined in the last few years due to reduced capital spending and delays in network build-outs. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment instead of adopting new networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design a number of the FPGAs or ASICs that are an integral part of networking and communications equipment.

The markets for FPGAs and ASICs are evolving and if these markets do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs. If demand for our software products were to not grow as expected or decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not continue to widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

The markets for FPGAs and ASICs are evolving and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•	educate potential designers, networking and communications equipment manufacturers and other electronics companies about the benefits of FPGAs and ASICs and the use of logic synthesis, physical synthesis and verification products to design them;

•	establish and maintain relationships with leading semiconductor manufacturers, electronic equipment designers, networking and communications equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers; and

•	penetrate the ASIC synthesis market, including the emerging structured ASIC segment of that market, with our ASIC synthesis product, or otherwise significantly expand our market share of the ASIC tools market.

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

We need to develop our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. For example, we have entered into relationships with ASIC vendors such as International Business Machines Corporation, Fujitsu and Faraday Technology Corporation to support our Synplify ASIC product. These companies have worked with us to qualify our software for their ASIC design flows. In addition, in the emerging structured ASIC market, we have recently announced agreements with Lightspeed Semiconductor, LSI Logic and NEC Electronics to customize ASIC synthesis or physical synthesis tools for certain of their products. If we are unable to expand these or continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

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

We may not be able to effectively compete against other providers of products that design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products which address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis product must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, Cadence announced in April 2003 that it signed a definitive agreement to acquire Get2Chip, Inc It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may face increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products and could adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. A significant increase in the number of our competitors or competing products could reduce the value of our products in the market place and adversely affect our business.

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

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to expand our presence in international markets or generate a significant level of revenue from those foreign markets

Customers outside North America accounted for approximately $4.7 million, $13.5 million and $11.8 million of our total revenue in the three months ended March 31, 2003 and in the years 2002 and 2001, respectively. The dollar amount of our international sales must grow substantially in order for us to achieve and maintain profitability. Sales in Europe and Japan declined in 2002 from 2001 as a result of the worldwide economic slowdown. A continuation or further decline in these economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. We have increased our international sales activities, but we still have limited experience in marketing and directly selling our products internationally. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. Our international operations are subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment; and

•	potential adverse effects of the SARS epidemic on our business in Asia.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of March 31, 2003, our directors, officers and individuals or entities affiliated with our directors owned approximately 53% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 41%, 30% and 24% of our total revenue in the three months ended March 31, 2003 and the years 2002 and 2001, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of March 31, 2003, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three months ended March 31, 2003.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2003, the change in the fair value of our investment portfolio would not be material.

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

As of March 31, 2003, our cash equivalents consisted primarily of money market funds and commercial paper, and our short-term investments consisted primarily of corporate notes, U.S. government agency notes and certificates of deposit.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.27†	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date:	May 14, 2003	By:	/s/ Bernard Aronson
Bernard Aronson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ Bernard Aronson
		Name:	Bernard Aronson
		Title:	Chief Executive Officer, President and Director

I, Douglas S. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Synplicity, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ Douglas S. Miller
		Name:	Douglas S. Miller
		Title:	Vice President of Finance and Chief Financial Officer