Form 10-Q
period 2003-06-30
SYNPLICITY INC
filed 2003-08-11
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☐    No  ☒

As of July 31, 2003, the registrant had 25,561,468 shares of common stock outstanding.

SYNPLICITY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,611	$8,858
Short-term investments	37,784	32,452
Accounts receivable, net of allowances of $308 and $527 at June 30, 2003 and December 31, 2002, respectively	6,592	8,607
Other current assets	753	1,041

Total current assets	50,740	50,958
Property and equipment, net of accumulated depreciation of $6,132 and $5,135 at June 30, 2003 and December 31, 2002, respectively	3,047	3,439
Goodwill	1,272	1,272
Intangible assets, net	3,687	4,128
Other assets	740	711

Total assets	$59,486	$60,508

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,422	$1,045
Accrued liabilities	2,648	2,823
Accrued compensation	1,822	2,270
Deferred revenue	12,923	12,197

Total current liabilities	18,815	18,335
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock.	54,766	55,597
Additional paid-in capital	3,458	3,466
Note receivable from officer	—	(294)
Deferred stock-based compensation	(454)	(731)
Accumulated deficit	(17,052)	(15,821)
Accumulated other comprehensive loss	(47)	(44)

Total shareholders’ equity	40,671	42,173

Total liabilities and shareholders’ equity	$59,486	$60,508

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2002. However, the balance sheet amounts at December 31, 2002 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	$7,043	$6,498	$13,430	$12,704
Maintenance	5,196	4,710	10,372	9,327

Total revenue	12,239	11,208	23,802	22,031
Cost of revenue:
Cost of license	100	70	156	109
Cost of maintenance	525	456	1,048	917
Amortization of intangible assets from acquisitions	223	—	441	—

Total cost of revenue	848	526	1,645	1,026

Gross profit	11,391	10,682	22,157	21,005
Operating expenses:
Research and development	5,183	4,489	10,420	9,008
Sales and marketing	5,492	4,997	10,378	9,699
General and administrative	1,270	1,210	2,416	2,296
Stock-based compensation (1)	130	203	269	392

Total operating expenses	12,075	10,899	23,483	21,395

Loss from operations	(684)	(217)	(1,326)	(390)
Other income, net	215	249	355	527

Income (loss) before income taxes	(469)	32	(971)	137
Provision for income taxes	130	95	260	111

Net income (loss)	$(599)	$(63)	$(1,231)	$26

Basic earnings per share:
Basic net income (loss) per common share	$(0.02)	$(0.00)	$(0.05)	$0.00

Shares used in per share calculation	25,569	25,157	25,588	25,069

Diluted earnings per share:
Diluted net income (loss) per common share	$(0.02)	$(0.00)	$(0.05)	$0.00

Shares used in per share calculation	25,569	25,157	25,588	26,750

(1) Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of maintenance	$3	$6	$6	$12
Research and development	42	76	93	137
Sales and marketing	36	60	72	121
General and administrative	49	61	98	122

Total	$130	$203	$269	$392

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income (loss)	$(1,231)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,079	942
Amortization of deferred stock-based compensation	269	392
Amortization of intangible assets	441	—
Changes in operating assets and liabilities:
Accounts receivable	2,015	1,007
Other current assets	288	108
Other assets	(29)	(44)
Accounts payable	377	8
Accrued liabilities	(175)	32
Accrued compensation	(448)	(348)
Deferred revenue	726	264

Net cash provided by operating activities	3,312	2,387

Investing activities
Purchases of property and equipment	(687)	(1,000)
Purchases of short-term investments	(28,270)	(32,185)
Proceeds from maturities of short-term investments	22,902	25,800
Proceeds from sales of short-term investments	—	1,025
Purchase of equity investment	—	(300)

Net cash used in investing activities	(6,055)	(6,660)

Financing activities
Payments on long-term debt	—	(34)
Proceeds from sale of common stock	775	1,128
Repurchases of common stock	(1,606)	(531)
Proceeds from repayment of note receivable from officer	294	—

Net cash provided by (used in) financing activities	(537)	563
Effect of exchange rate changes on cash	33	(241)

Net decrease in cash and cash equivalents	(3,247)	(3,951)
Cash and cash equivalents at beginning of period	8,858	16,855

Cash and cash equivalents at end of period	$5,611	$12,904

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$3

Cash paid for taxes	$65	$109

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(8)	$(30)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2003 and the statements of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2003 or for any future period. The condensed consolidated balance sheet information as of December 31, 2002 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our Japanese subsidiary, for which the yen is its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three and six months ended June 30, 2003.

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

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific product license, and which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criterion when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have recently entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development work or the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue on a percentage of completion basis.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”), we have elected the disclosure-only alternative under SFAS 123 and have elected to account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(599)	$(63)	$(1,231)	$26
Add: Stock-based employee compensation expense included in reported net income	130	203	269	392
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,459)	(2,166)	(3,211)	(4,210)

Pro forma net loss	$(1,928)	$(2,026)	$(4,173)	$(3,792)

Basic and diluted net income (loss) per share:
As reported	$(0.02)	$(0.00)	$(0.05)	$0.00

Basic net loss per share:
Pro forma	$(0.08)	$(0.08)	$(0.16)	$(0.15)

Diluted net loss per share:
Pro forma	$(0.08)	$(0.08)	$(0.16)	$(0.14)

Guarantees

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

We provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products. We also have indemnification agreements with members of our board of directors, certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. Our bylaws also provide for indemnification to directors, officers and employees. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law.

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities have been recorded for these guarantees on our balance sheet as of June 30, 2003.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2. Financial Instruments

Available-for-sale securities consist of the following at June 30, 2003 (in thousands):

Cash equivalents:
Money market funds	$1,561
U.S. government agency notes	1,000
Commercial paper	1,099

Total cash equivalents	3,660

Short-term investments:
U.S. government agency notes	29,427
Corporate notes	6,355
Certificate of deposit	2,002

Total short-term investments	37,784

Total available-for-sale securities	$41,444

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(599)	$(63)	$(1,231)	$26

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,578	25,182	25,599	25,107
Less: weighted-average shares subject to repurchase	(9)	(25)	(11)	(38)

Weighted-average shares used in computing basic net income (loss) per share	25,569	25,157	25,588	25,069

Basic net income (loss) per common share	$(0.02)	$(0.00)	$(0.05)	$0.00

Diluted weighted-average shares:
Shares used above	25,569	25,157	25,588	25,069
Add back: weighted-average shares subject to repurchase	—	—	—	38
Effect of dilutive securities:
Stock options	—	—	—	1,643

Weighted-average shares used in computing diluted net income (loss) per share	25,569	25,157	25,588	26,750

Diluted net income (loss) per common share	$(0.02)	$(0.00)	$(0.05)	$0.00

We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2003, which aggregated 5,018,664 shares and 4,925,812 shares, respectively, because all such securities were antidilutive. All outstanding stock options and shares subject to repurchase by us were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2002 because all such securities were antidilutive, which aggregated 4,138,368 shares. Weighted average options outstanding to purchase 2,503,369 shares of common stock for the six months ended June 30, 2002 were excluded from the calculation of diluted net loss per share because all such securities were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2003	2003	2002
Net income (loss)	$(599)	$(63)	$(1,231)	$26
Foreign currency translation adjustments	(19)	(248)	33	(241)
Unrealized gain (loss) on investments	(10)	28	(36)	(81)

Comprehensive loss	$(628)	$(283)	$(1,234)	$(296)

Note 5. Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased depend on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to June 30, 2003, we repurchased a total of 800,413 shares at an average price of $4.28 per share, including 214,909 shares at an average price of $4.37 per share for the three months ended June 30, 2003.

Note 6. Intangible Assets and Goodwill

The following summarizes our intangible assets as of June 30, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$592
Core technology	750	132
Maintenance agreements and related relationships	200	39

	$4,450	$763

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Six months ended June 30, 2003	Remainder of 2003	2004	2005	2006	2007
Amortization expense	$441	$449	$890	$890	$890	$568

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology from IOTA Technology, Inc. To date, we have not recognized any impairment losses on goodwill.

Note 7. Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three and Six Months Ended June 30, 2003 and 2002—Total revenue” regarding maintenance revenue; the statements under “Three and Six Months Ended June 30, 2003 and 2002—Cost of revenue” regarding the cost of license revenue; the statements under “Three and Six Months Ended June 30, 2003 and 2002—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, HDL Analyst, Certify, Amplify, Synplify Pro, Synplify ASIC and RealPower are registered trademarks of Synplicity, Inc. Physical Optimizer, Fortify, PowerPlanner, PowerTime, Identify and Amplify ASIC are trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 40% and 41% of our total revenue in the three and six months ended June 30, 2003, respectively, and 30% and 24% of our total revenue in the years 2002 and 2001, respectively.

Our products include:

•	our Synplify product, a field programmable gate array (“FPGA”) logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of application specific integrated circuits (“ASICs”) by synthesizing multi-FPGA prototypes;

•	our Amplify FPGA Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Fortify PowerTime product, which measures the performance degradation associated with the IR drop;

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code; and

•	our Amplify ASIC Physical Optimizer product, a physical synthesis product for ASICs.

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

Once the first four of the above conditions have been met, maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific perpetual product license, and which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as the VSOE of fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is not due until after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criterion when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have recently entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development work or the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue on a percentage of completion basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	58%	58%	56%	58%
Maintenance	42	42	44	42

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	1	1	1	1
Cost of maintenance	4	4	4	4
Amortization of intangible assets	2	—	2	—

Total cost of revenue	7	5	7	5

Gross margin	93	95	93	95
Operating expenses:
Research and development	42	40	44	41
Sales and marketing	45	44	44	44
General and administrative	11	11	10	10
Stock-based compensation	1	2	1	2

Total operating expenses	99	97	99	97

Loss from operations	(6)	(2)	(6)	(2)
Other income, net	2	2	2	2

Income (loss) before income taxes	(4)	—	(4)	—
Provision for income taxes	1	(1)	1	—

Net income (loss)	(5)%	(1)%	(5)%	—%

Three and Six Months Ended June 30, 2003 and 2002

Total revenue

Total revenue increased by 9% to $12.2 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2003. Total revenue increased by 8% to $23.8 million for the six months ended June 30, 2003 from $22.0 million for the six months ended June 30, 2002. These increases were attributable to higher maintenance revenue due to maintenance being recognized from new license sales that occurred in 2002 and 2003 and higher license revenue.

License revenue. License revenue increased by 8% to $7.0 million for the three months ended June 30, 2003 from $6.5 million for the three months ended June 30, 2002. License revenue increased by 6% to

$13.4 million for the six months ended June 30, 2003 from $12.7 million for the six months ended June 30, 2002. These increases were due to higher international license revenue as well as higher revenue from our ASIC products, including the recognition during the six months ended June 30, 2003 of fees received from our agreement with NEC Electronics to customize our Synplify ASIC product. These increases were partially offset by lower license revenue in the United States and lower license revenue from our FPGA products.

Maintenance revenue. Maintenance revenue increased by 10% to $5.2 million for the three months ended June 30, 2003 from $4.7 million for the three months ended June 30, 2002. Maintenance revenue increased by 11% to $10.4 million for the six months ended June 30, 2003 from $9.3 million for the six months ended June 30, 2002. This increase was attributable to maintenance being recognized in the six months ended June 30, 2003 from new license sales that occurred in 2002 and 2003 in addition to maintenance renewals. We experienced lower rates of maintenance renewal during 2002 and the first half of 2003 compared to prior years and continue to experience pressure on renewal rates. As a result, total maintenance revenue may not increase or may decline during the remainder of 2003 or future periods.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties to third parties. Cost of license revenue increased 43% to $100,000 for the three months ended June 30, 2003 from $70,000 for the three months ended June 30, 2002. Cost of license revenue increased 43% to $156,000 for the six months ended June 30, 2003 from $109,000 for the six months ended June 30, 2002. These increases were primarily due to higher royalties to third parties incurred in the three and six months ended June 30, 2003. As a percent of license revenue, cost of license revenue remained at 1% for the three and six months ended June 30, 2003 and 2002. We expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly over the remainder of 2003.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 15% to $525,000 for the three months ended June 30, 2003 from $456,000 for the three months ended June 30, 2002. Cost of maintenance revenue increased 14% to $1.0 million for the six months ended June 30, 2003 from $917,000 for the six months ended June 30, 2002. These increases were primarily due to higher compensation expense from additional employees as well as the partial removal of salary reductions that were implemented in the first quarter of 2002. As a percent of maintenance revenue, cost of maintenance revenue remained at 10% for the three months and six months ended June 30, 2003 and 2002.

Amortization of intangible assets. Amortization of intangible assets of $223,000 and $441,000 in the three and six months ended June 30, 2003, respectively, reflects the amortization of intangible assets acquired as part of our purchases of products and technology during the second half of 2002 from IOTA Technology, Inc. and Bridges2Silicon, Inc. over a five-year useful life. We had no amortization of intangible assets in the three and six months ended June 30, 2002.

Operating expenses

Research and development. Research and development expenses increased 15% to $5.2 million for the three months ended June 30, 2003 from $4.5 million for the three months ended June 30, 2002. Research and development expenses increased 16% to $10.4 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. As a percent of total revenue, research and development expenses increased to 42% for the three months ended June 30, 2003 from 40% for the same period in 2002. As a percent of total revenue, research and development expenses increased to 44% for the six months ended June 30, 2003 from 41% for the same period in 2002. These increases were primarily due to additional employees, the partial removal of salary reductions implemented in the first quarter of 2002, higher depreciation expense and higher patent activity. We expect research and development expenses to increase slightly during the remainder of 2003 as a result of adding employees for custom product development work for an anticipated development agreement with NEC Electronics, as well as partial removal of the salary reductions implemented in 2002.

Sales and marketing. Sales and marketing expenses increased 10% to $5.5 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002 primarily due to a foreign exchange rate loss, higher commission expense and partial removal of salary reductions. Sales and marketing expenses increased 7% to $10.4 million for the six months ended June 30, 2003 from $9.7 million for the six months ended June 30, 2002 mainly due to a foreign exchange rate loss, higher commission expense and costs associated with a sales conference in the first quarter of 2003. As a percent of total revenue, sales and marketing expenses remained relatively consistent at 45% for the three months ended June 30, 2003 and 44% for the three months ended June 30, 2002. As a percent of total revenue, sales and marketing expenses remained at 44% for the six months ended June 30, 2003 and 2002.

General and administrative. General and administrative expenses increased 5% to $1.3 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002, primarily due to the partial removal of salary reductions. General and administrative expenses increased 5% to $2.4 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002, mainly due to the partial removal of salary reductions as well as a higher bad debt expense. As a percent of total revenue, general and administrative expenses remained at 11% for the three months ended June 30, 2003 and 2002. As a percent of total revenue, general and administrative expenses remained at 10% for the six months ended June 30, 2003 and 2002.

Stock-based compensation. Stock-based compensation was $130,000 for the three months ended June 30, 2003 and $203,000 for the three months ended June 30, 2002. Stock-based compensation was $269,000 for the six months ended June 30, 2003 and $392,000 for the six months ended June 30, 2002. The remaining deferred stock compensation at June 30, 2003 is expected to be amortized as follows: $177,000 for the six months ending December 31, 2003, $189,000 for the year ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 for the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net decreased to $215,000 for the three months ended June 30, 2003 compared to $249,000 for the same period in 2002. Other income, net decreased to $355,000 for the six months ended June 30, 2003 compared to $527,000 for the same period in 2002. These decreases were primarily due to a decrease in interest rates available on investments, partially offset by interest received on full payment of a note from one of our officers.

Income Tax

We recorded income tax provisions of $130,000, $260,000, $95,000 and $111,000 for the three and six months ended June 30, 2003 and 2002, respectively, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $5.6 million, short-term investments of $37.8 million and working capital of $31.9 million. Net cash provided by operating activities increased to $3.3 million for the six months ended June 30, 2003 from $2.4 million for the same period in 2002 primarily due to higher collections of accounts receivable during the six months ended June 30, 2003, partially offset by a net loss for the period.

Net cash used in investing activities was $6.1 million for the six months ended June 30, 2003 compared to $6.7 million for the same period in 2002. For the six months ended June 30, 2003 and 2002, cash used in investing activities was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities and/or sales of short-term investments.

Net cash used in financing activities was $537,000 for the six months ended June 30, 2003 compared to $563,000 provided by financing activities for the same period in 2002. Net cash used in financing activities for the six months ended June 30, 2003 was primarily for repurchases of common stock under our stock repurchase program, partially offset by the sale of common stock to employees and receipt of cash in full repayment of a note from one of our officers. We now have no loans outstanding from any of our officers. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily from the sale of common stock to employees, partially offset by repurchases of common stock and payments on long-term debt.

The table below summarizes our contractual obligations as of June 30, 2003 (in thousands):

	Payments Due by Year
	Remainder of 2003	2004	2005	2006	2007	Total
Operating Leases	$922	$1,506	$1,277	$1,308	$879	$5,892

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	the extent of stock repurchases; and

•	the availability of financing.

We believe that our cash and investments of $43.4 million as of June 30, 2003 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $7.4 million of cash during 2002 for acquisitions of products and technology and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions, particularly in the United States

We have experienced negative effects from the worldwide economic downturn, particularly in the United States and in those markets with a heavier reliance on the networking and communications industry. We have also experienced particular weakness in sales to startup companies. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. Additionally, in an effort to reduce near-term spending, customers have been seeking time-based agreements, which causes us to recognize revenue ratably. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the market for FPGA and ASIC software products, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $1.2 million in the six months ended June 30, 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002, $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or continues to decline, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to reduce certain cost control measures that were put in place during 2001 and 2002;

•	continue to incur research and development expenses to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization;

•	incur expenses related to our recent acquisitions; and

•	incur expenses related to the development agreements entered into with semiconductor manufacturers to develop synthesis products for the emerging structured ASIC market.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

Our revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based licenses as a percentage of total bookings increased in 2002 from 2001. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any continued decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $2.98 during the 24 months ended June 30, 2003. This market volatility, as well as general economic, market or political conditions including the possible effects of SARS, the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

Our ability to accurately forecast quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time required to initiate and complete a sale for our FPGA products is relatively short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock. In addition, in the past we have experienced fluctuations in the sale of licenses for our products due to seasonality. For example, sales may decline during the summer months, particularly in European markets, and we have experienced and anticipate we will continue to experience relatively lower product bookings in our first quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results.

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 81%, 82% and 83% of our license revenue in 2002, 2001 and 2000, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the next 12 months. However, license sales and revenue of our Synplify, Synplify Pro and HDL Analyst products decreased in the three and six months ended June 30, 2003 from the same periods last year and may continue to decrease. Any factors which continue to adversely affect the pricing of, or demand for, our Synplify, Synplify Pro and HDL Analyst products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

•	overall market conditions, including a continuing or worsening economic downturn in both domestic and foreign markets;

•	the performance, quality and total cost of our software products relative to other logic synthesis products for FPGAs, including those offered at little or no cost by FPGA manufacturers;

•	the growth, changing technological requirements and degree of competition in the programmable semiconductor market, particularly with respect to FPGAs; and

•	the maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about those vendors’ FPGAs and software.

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

We introduced our Certify product in 1999 and our Amplify FPGA Physical Optimizer product in March 2000. We will need to increase sales of these products in order to increase our revenue and regain profitability. We introduced our Synplify ASIC product in June 2001 and our Amplify ASIC Physical Optimizer product in May 2003, and began selling our acquired Fortify PowerPlanner and RealPower products in July 2002 and our acquired Identify product in November 2002. Our future growth and profitability will depend on our ability to gain market acceptance of our newer products, especially our ASIC products. In addition, we are investing significant resources in customizing our Synplify ASIC and Amplify ASIC Physical Optimizer products for the emerging structured ASIC market. Failure of the structured ASIC market to develop, or our failure to penetrate that market, would have an adverse affect on our revenue and operating results. Additionally, sales of our ASIC products may depend on a more product specific sales force, or may require substantial training of our existing sales force. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 73%, 75% and 73% of our license sales in 2002, 2001 and 2000, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We have seen declines in our maintenance renewal rate during 2003 compared to 2002 including, but not limited to, the effects of customers unable to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. If we continue to experience this pressure, our maintenance revenue could stop growing or decline.

We have agreements with certain FPGA manufacturers to resell a version of our Synplify product. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated approximately 7%, 5% and 7% of our revenue in 2002, 2001 and 2000, respectively. If these agreements were canceled or not renewed, our revenue could decline.

If we continue to experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. As a result of the current economic downturn, we have experienced an increase in the length of our sales cycle. If we continue to experience such an increase in the length of our sales cycle, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycles for our Certify, Synplify ASIC, Amplify ASIC and Fortify products are substantially longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue. Since we have limited experience selling our new Identify and Amplify ASIC products, their sales cycles could be longer than we expect and could add to the unpredictability in our revenue from quarter to quarter. In addition, for all of our products, customers often purchase a small number of licenses and then sometimes incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter.

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

The markets for FPGAs and ASICs are evolving and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•	educate potential designers, networking and communications equipment manufacturers and other electronics companies about the benefits of FPGAs and ASICs and the use of logic synthesis, physical synthesis and verification products to design them;

•	establish and maintain relationships with leading semiconductor manufacturers, electronic equipment designers, networking and communications equipment manufacturers and other electronics companies, and maintain and enhance our relationships with our other customers; and

•	penetrate the ASIC synthesis market, including the emerging structured ASIC segment of that market, with our ASIC synthesis products, or otherwise significantly expand our market share of the ASIC tools market.

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

We may not be able to effectively compete against other providers of products that design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products which address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis and physical synthesis products must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if large semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Large semiconductor design software vendors, such as Cadence, Mentor Graphics and Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because large semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, in April 2003 Cadence acquired Get2Chip, Inc. and in July 2003, announced it has signed a definitive agreement to acquire Verplex Systems, Inc. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products and could adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. A significant increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business.

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

We may not be able to preserve the value of our products’ intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued seven patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-

party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $4.9 million and $9.6 million of our total revenue in the three and six months ended June 30, 2003, respectively, and $13.5 million and $11.8 million of our total revenue in the years 2002 and 2001, respectively. Although international revenue has grown sequentially in the last several quarters, we experienced some effects of the economic downturn during 2002 in parts of Europe and Japan, and have more recently experienced negative effects from the SARS epidemic on our Asia business. Such economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. We have increased our international sales activities, but we still have limited experience in marketing and directly selling our products internationally. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. Our international operations may be subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment; and

•	potential continued adverse effects of the SARS epidemic on our business in Asia.

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

•	the loss of or delay in market acceptance and sales of our products;

•	delays in shipping dates for our products;

•	diversion of development resources from new products to fix errors in existing products;

•	injury to our reputation;

•	costs of corrective actions or returns of defective products;

•	reduction in rates of maintenance renewals; or

•	product liability claims or damage awards.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of June 30, 2003, our directors, officers and individuals or entities affiliated with our directors owned approximately 53% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 40% and 41% of our total revenue in the three and six months ended June 30, 2003, respectively, and 30% and 24% of our total revenue in the years 2002 and 2001, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of June 30, 2003, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three and six months ended June 30, 2003.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2003, the change in the fair value of our investment portfolio would not be material.

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

As of June 30, 2003, our cash equivalents consisted primarily of money market funds, commercial paper and U.S. government agency notes and our short-term investments consisted primarily of corporate notes, U.S. government agency notes and certificates of deposit.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 30, 2003 in Sunnyvale, California. Of the 25,573,614 shares of our capital stock entitled to vote at the meeting, 19,968,290 shares were present in person or by proxy. Three proposals were submitted to the shareholders for action or approval and the following are the results.

Proposal I—A proposal to elect six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until his or her earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Bernard Aronson	19,897,799	70,491	—
Prabhu Goel	19,895,746	72,544	—
Kenneth McElvain	18,265,779	1,702,511	—
Dennis Segers	19,961,786	6,504	—
Scott Stallard	19,898,146	70,144	—
Alisa Yaffa	19,960,686	7,604	—

Proposal II—A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2003.

For	Against	Withheld
19,964,640	3,600	50

Proposal III—A proposal to increase the number of shares of common stock reserved for issuance under the 2000 Director Option Plan.

For	Against	Withheld
19,212,291	753,215	2,784

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 22, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these items) the press release announcing its results for the quarter ended March 31, 2003, which was also filed as an exhibit under Item 7.

On June 5, 2003, the Company filed pursuant to Item 5 the press release announcing the appointment of Thomas Weatherford to its Board of Directors and as Chairman of its Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: August 11, 2003	By:	/s/ Bernard Aronson
Bernard Aronson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 11, 2003	By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)