Form 10-Q
period 2003-09-30
SYNPLICITY INC
filed 2003-11-10
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☐    No  ☒

As of October 31, 2003, the registrant had 25,847,854 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,159	$8,858
Short-term investments	36,368	32,452
Accounts receivable, net of allowances of $265 and $527 at September 30, 2003 and December 31, 2002, respectively	6,744	8,607
Other current assets	1,039	1,041

Total current assets	51,310	50,958
Property and equipment, net of accumulated depreciation of $6,691 and $5,135 at September 30, 2003 and December 31, 2002, respectively	2,953	3,439
Goodwill	1,272	1,272
Intangible assets, net	3,464	4,128
Other assets	798	711

Total assets	$59,797	$60,508

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,068	$1,045
Accrued liabilities	2,685	2,823
Accrued compensation	2,321	2,270
Deferred revenue	12,591	12,197

Total current liabilities	18,665	18,335
Shareholders’ equity:
Preferred stock	—	—
Common stock	54,932	55,597
Additional paid-in capital	3,453	3,466
Notes receivable from shareholders	—	(294)
Deferred stock-based compensation	(351)	(731)
Accumulated deficit	(16,643)	(15,821)
Accumulated other comprehensive loss	(259)	(44)

Total shareholders’ equity	41,132	42,173

Total liabilities and shareholders’ equity	$59,797	$60,508

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2002. However, the balance sheet amounts at December 31, 2002 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License	$6,924	$6,540	$20,354	$19,243
Maintenance	5,622	5,241	15,994	14,569

Total revenue	12,546	11,781	36,348	33,812
Cost of revenue:
Cost of license	46	67	202	178
Cost of maintenance	544	483	1,592	1,399
Amortization of intangible assets from acquisitions	223	130	664	130

Total cost of revenue	813	680	2,458	1,707

Gross profit	11,733	11,101	33,890	32,105
Operating expenses:
Research and development	5,455	4,921	15,875	13,929
Sales and marketing	4,955	5,020	15,333	14,719
General and administrative	1,151	1,144	3,567	3,440
Stock-based compensation (1)	98	144	367	536
Acquired in-process research and development	—	1,700	—	1,700

Total operating expenses	11,659	12,929	35,142	34,324

Income (loss) from operations	74	(1,828)	(1,252)	(2,219)
Other income, net	110	201	465	729

Income (loss) before income taxes	184	(1,627)	(787)	(1,490)
Income tax provision (benefit)	(225)	81	35	192

Net income (loss)	$409	$(1,708)	$(822)	$(1,682)

Basic earnings (loss) per share:
Basic net income (loss) per common share	$0.02	$(0.07)	$(0.03)	$(0.07)

Shares used in per share calculation	25,583	25,435	25,586	25,191

Diluted earnings (loss) per share:
Diluted net income (loss) per common share	$0.02	$(0.07)	$(0.03)	$(0.07)

Shares used in per share calculation	27,052	25,435	25,586	25,191

(1) Amortization of deferred stock-based compensation relates to the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of maintenance	$2	$5	$8	$17
Research and development	30	62	123	199
Sales and marketing	31	44	103	165
General and administrative	35	33	133	155

Total	$98	$144	$367	$536

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(822)	$(1,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,634	1,424
Amortization of deferred stock-based compensation	367	536
Amortization of intangible assets	664	130
Acquired in-process research and development	—	1,700
Changes in operating assets and liabilities:
Accounts receivable	1,863	968
Other current assets	2	71
Other assets	(87)	(180)
Accounts payable	23	253
Accrued liabilities	(138)	213
Accrued compensation	51	78
Deferred revenue	394	254

Net cash provided by operating activities	3,951	3,765

Investing activities
Purchases of property and equipment	(1,148)	(1,222)
Purchases of short-term investments	(39,455)	(49,119)
Proceeds from maturities of short-term investments	35,487	42,795
Proceeds from sales of short-term investments	—	1,025
Purchase of business and equity investment	—	(4,495)

Net cash used in investing activities	(5,116)	(11,016)

Financing activities
Payments on long-term debt	—	(52)
Proceeds from sale of common stock	962	1,284
Repurchases of common stock	(1,627)	(1,733)
Proceeds from repayment of note receivable from officer	294	—

Net cash used in financing activities	(371)	(501)
Effect of exchange rate changes on cash	(163)	(191)

Net decrease in cash and cash equivalents	(1,699)	(7,943)
Cash and cash equivalents at beginning of period	8,858	16,855

Cash and cash equivalents at end of period	$7,159	$8,912

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$3

Cash paid for taxes	$166	$174

Supplemental schedule of noncash financing activities
Deferred compensation related to stock options	$(13)	$(82)

Issuance of common stock for purchase of business	$—	$1,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2003 and the statements of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2003 or for any future period. The condensed consolidated balance sheet information as of December 31, 2002 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our Japanese subsidiary, for which the yen is its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three and nine months ended September 30, 2003.

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and perpetual license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations.

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

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is due after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criterion when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development work or the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$409	$(1,708)	$(822)	$(1,682)
Add: Stock-based employee compensation expense included in reported net income (loss)	98	144	367	536
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,773)	(2,103)	(4,984)	(6,313)

Pro forma net loss	$(1,266)	$(3,667)	$(5,439)	$(7,459)

Basic and diluted net income (loss) per share:
As reported	$0.02	$(0.07)	$(0.03)	$(0.07)

Basic and diluted net loss per share:
Pro forma	$(0.05)	$(0.14)	$(0.21)	$(0.30)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities have been recorded for these guarantees on our balance sheet as of September 30, 2003.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2. Financial Instruments

Available-for-sale securities consist of the following at September 30, 2003 (in thousands):

Cash equivalents:
Certificate of deposit	$2,000
Money market funds	1,879
Commercial paper	998
U.S. government agency notes	818

Total cash equivalents	5,695

Short-term investments:
U.S. government agency notes	29,751
Corporate notes	6,617

Total short-term investments	36,368

Total available-for-sale securities	$42,063

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of shares of common stock subject to repurchase and options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$409	$(1,708)	$(822)	$(1,682)

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,589	25,455	25,596	25,223
Less: weighted-average shares subject to repurchase	(6)	(20)	(10)	(32)

Weighted-average shares used in computing basic net income (loss) per share	25,583	25,435	25,586	25,191

Basic net income (loss) per common share	$0.02	$(0.07)	$(0.03)	$(0.07)

Diluted weighted-average shares:
Basic shares (per above)	25,583	25,435	25,586	25,191
Add back: weighted-average shares subject to repurchase	6	—	—	—
Effect of dilutive securities:
Stock options	1,463	—	—	—

Weighted-average shares used in computing diluted net income (loss) per share	27,052	25,435	25,586	25,191

Diluted net income (loss) per common share	$0.02	$(0.07)	$(0.03)	$(0.07)

Weighted average options outstanding to purchase 2,820,036 shares of common stock for the three months ended September 30, 2003 were excluded from the calculation of diluted net income per share because they were antidilutive. All outstanding stock options and shares subject to repurchase by us were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2003 because all such securities were antidilutive, which aggregated 4,968,681 shares. We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 2002, which aggregated 5,223,394 shares and 4,171,606 shares, respectively, because all such securities were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$409	$(1,708)	$(822)	$(1,682)
Foreign currency translation adjustments	(196)	50	(163)	(191)
Unrealized gain (loss) on investments	(16)	22	(52)	(59)

Comprehensive income (loss)	$197	$(1,636)	$(1,037)	$(1,932)

Note 5. Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program, which has since expired. Shares were repurchased in the open market at times and prices we considered appropriate. The timing of purchases and the exact number of shares to be purchased depended on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to September 30, 2003, we repurchased a total of 804,413 shares at an average price of $4.28 per share, including 4,000 shares at a price of $5.18 per share for the three months ended September 30, 2003. No additional shares were repurchased subsequent to September 30, 2003.

Note 6. Intangible Assets and Goodwill

The following summarizes our intangible assets as of September 30, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	768
Core technology	750	168
Maintenance agreements and related relationships	200	50

	$4,450	$986

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Nine months ended September 30, 2003	Remainder of 2003	2004	2005	2006	2007
Amortization expense	$664	$226	$890	$890	$890	$568

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology from IOTA Technology, Inc. To date, we have not recognized any impairment losses on goodwill.

Note 7. Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on our operating results or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three and Nine Months Ended September 30, 2003 and 2002—Total revenue” regarding maintenance revenue; the statements under “Three and Nine Months Ended September 30, 2003 and 2002—Cost of revenue” regarding the cost of license revenue; the statements under “Three and Nine Months Ended September 30, 2003 and 2002—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 40% of our total revenue in the three and nine months ended September 30, 2003, and 30% and 24% of our total revenue in the years 2002 and 2001, respectively.

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

Synplicity, Synplify, HDL Analyst, Certify, Amplify, Synplify Pro, Synplify ASIC and RealPower are our registered trademarks. Physical Optimizer, Fortify, PowerPlanner, PowerTime, Identify and Amplify ASIC are our trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

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

Revenue Recognition

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. We defer the recognition of license and maintenance revenue until:

•	a purchase order is received from the customer,

•	delivery of the product and perpetual license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations.

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

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is due after the expiration of the license or more than 12 months after delivery. We make judgments as to whether or not collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue on sales to distributors and resellers is considered to have met the probability of collection criterion when the distributor or reseller has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have entered into agreements with semiconductor manufacturers Lightspeed Semiconductor, LSI Logic Corporation and NEC Electronics Corporation to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development and the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our last evaluation was for the year ending December 31, 2002 based on the cumulative pre-tax losses we had sustained in the three years ended December 31, 2002. Based on that evaluation, a valuation allowance in the amount equal to our net deferred tax assets was recorded.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License	55%	56%	56%	57%
Maintenance	45	44	44	43

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	—	1	1	1
Cost of maintenance	4	4	4	4
Amortization of intangible assets	2	1	2	—

Total cost of revenue	6	6	7	5

Gross margin	94	94	93	95
Operating expenses:
Research and development	43	42	43	41
Sales and marketing	40	43	42	44
General and administrative	9	10	10	10
Stock-based compensation	1	1	1	2
Acquired in-process research and development	—	14	—	5

Total operating expenses	93	110	96	102

Income (loss) from operations	1	(16)	(3)	(7)
Other income, net	—	2	1	2

Income (loss) before income taxes	1	(14)	(2)	(5)
Income tax provision (benefit)	(2)	1	—	—

Net income (loss)	3%	(15)%	(2)%	(5)%

Three and Nine Months Ended September 30, 2003 and 2002

Total revenue

Total revenue increased by 6% to $12.5 million for the three months ended September 30, 2003 from $11.8 million for the three months ended September 30, 2002. Total revenue increased by 8% to $36.3 million for the nine months ended September 30, 2003 from $33.8 million for the nine months ended September 30, 2002. These increases were attributable to higher maintenance revenue due to maintenance being recognized from license sales that occurred in 2002 and 2003 and higher license revenue.

License revenue. License revenue increased by 6% to $6.9 million for the three months ended September 30, 2003 from $6.5 million for the three months ended September 30, 2002. License revenue increased by 6% to $20.4 million for the nine months ended September 30, 2003 from $19.2 million for the nine months ended September 30, 2002. These increases were due to higher international license revenue as well as higher revenue from our ASIC products, including the recognition during the nine months ended September 30, 2003 of fees received from our first agreement with NEC Electronics, which was to customize our Synplify ASIC product. These increases were partially offset by lower license revenue in the United States and lower license revenue from our FPGA products.

Maintenance revenue. Maintenance revenue increased by 7% to $5.6 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002. Maintenance revenue increased by 10% to $16.0 million for the nine months ended September 30, 2003 from $14.6 million for the nine months ended September 30, 2002. These increases were attributable to maintenance being recognized in the nine months ended September 30, 2003 from license sales that occurred in 2002 and 2003. We experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years and may continue to experience pressure on renewal rates. As a result, total maintenance revenue may not increase or may decline during the remainder of 2003 or future periods.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, as well as royalties to third parties. Cost of license revenue decreased 31% to $46,000 for the three months ended September 30, 2003 from $67,000 for the three months ended September 30, 2002, due to lower royalties to third parties. Cost of license revenue increased 13% to $202,000 for the nine months ended September 30, 2003 from $178,000 for the nine months ended September 30, 2002, primarily due to higher royalties to third parties incurred in the nine months ended September 30, 2003. As a percent of license revenue, cost of license revenue remained at 1% for the three and nine months ended September 30, 2003 and 2002. We expect to begin recognizing revenue from our second development agreement with NEC Electronics in the fourth quarter of 2003. The revenue will be recorded as license revenue and recognized on a percentage of completion basis. As a result, we will include the engineering costs associated with the development as cost of license revenue. Excluding the impact from the engineering costs associated with the NEC agreement, we expect that both the cost of license revenue in dollars and the cost of license revenue as a percent of license revenue will not vary significantly over the remainder of 2003.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 13% to $544,000 for the three months ended September 30, 2003 from $483,000 for the three months ended September 30, 2002. Cost of maintenance revenue increased 14% to $1.6 million for the nine months ended September 30, 2003 from $1.4 million for the nine months ended September 30, 2002. These increases were primarily due to higher compensation expense from additional employees as well as the partial removal of salary reductions that were implemented in the first quarter of 2002. As a percent of maintenance revenue, cost of maintenance revenue remained at 10% for the three and nine months ended September 30, 2003 and 9% and 10%, respectively, for the three and nine months ended September 30, 2002. We expect cost of maintenance revenue to not change significantly during the remainder of 2003.

Amortization of intangible assets. Amortization of intangible assets of $223,000 and $664,000 in the three and nine months ended September 30, 2003, respectively, reflects the amortization of intangible assets acquired as part of our purchases of products and technology during the second half of 2002 from IOTA Technology, Inc. and Bridges2Silicon, Inc. over a five-year useful life. We had an amortization of intangible assets of $130,000 in the three and nine months ended September 30, 2002.

Operating expenses

Research and development. Research and development expenses increased 11% to $5.5 million for the three months ended September 30, 2003 from $4.9 million for the three months ended September 30, 2002. Research and development expenses increased 14% to $15.9 million for the nine months ended September 30, 2003 from $13.9 million for the nine months ended September 30, 2002. As a percent of total revenue, research and development expenses increased to 43% for the three months ended September 30, 2003 from 42% for the same period in 2002. As a percent of total revenue, research and development expenses increased to 43% for the nine months ended September 30, 2003 from 41% for the same period in 2002. These increases were primarily due to additional employees, the partial removal of salary reductions implemented in the first quarter of 2002, increased equipment and software purchases and higher patent activity. We expect research and development expenses to increase slightly during the remainder of 2003 as a result of additional engineering personnel, partially offset by the classification of certain engineering costs into cost of license revenue, as discussed above.

Sales and marketing. Sales and marketing expenses remained at $5.0 million for the three months ended September 30, 2003 and 2002. Sales and marketing expenses increased 4% to $15.3 million for the nine months ended September 30, 2003 from $14.7 million for the nine months ended September 30, 2002 mainly due to foreign exchange rate losses and higher commission expense. As a percent of total revenue, sales and marketing expenses decreased to 40% for the three months ended September 30, 2003 from 43% for the same period in 2002. As a percent of total revenue, sales and marketing expenses decreased to 42% for the nine months ended September 30, 2002 from 44% for the same period in 2002. These decreases were due to higher revenue in the three and nine months ended September 30, 2003 compared to the same periods in 2002. We expect sales and marketing expenses to increase during the remainder of 2003 as a result of increases in sales commissions and trade show activities.

General and administrative. General and administrative expenses increased 1% to $1.2 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. General and administrative expenses increased 4% to $3.6 million for the nine months ended September 30, 2003 from $3.4 million for the nine months ended September 30, 2002. These increases were mainly due to the partial removal of salary reductions and compensation to independent members of our Board of Directors, partially offset by lower bad debt expense. As a percent of total revenue, general and administrative expenses decreased to 9% for the three months ended September 30, 2003 from 10% for the same period in 2002. As a percent of total revenue, general and administrative expenses remained at 10% for the nine months ended September 30, 2003 and 2002. We expect general and administrative expenses to increase during the remainder of 2003 as a result of higher bad debt charges and professional service fees.

Stock-based compensation. Stock-based compensation was $98,000 for the three months ended September 30, 2003 and $144,000 for the three months ended September 30, 2002. Stock-based compensation was $367,000 for the nine months ended September 30, 2003 and $536,000 for the nine months ended September 30, 2002. The remaining deferred stock compensation at September 30, 2003 is expected to be amortized as follows: $76,000 for the three months ending December 31, 2003, $187,000 for the year ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 for the balance thereafter. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Acquired in-process research and development. Acquired in-process research and development expense of $1.7 million for the three and nine months ended September 30, 2002 was incurred in connection with the write off of research and development assets acquired as part of the IOTA purchase in July 2002. There was no acquired in-process research and development expense in the three and nine months ended September 30, 2003.

Other income, net

Other income, net decreased to $110,000 for the three months ended September 30, 2003 compared to $201,000 for the same period in 2002 primarily due to a decrease in interest rates available on investments. Other income, net decreased to $465,000 for the nine months ended September 30, 2003 compared to $729,000 for the same period in 2002 primarily due to a decrease in interest rates available on investments, partially offset by interest received on full payment of a note from one of our officers.

Income Tax

We recorded an income tax benefit of $225,000 for the three months ended September 30, 2003 as a result of reversals of certain tax accruals established in 2003 and prior years, resulting from the final filing of our 2002 worldwide tax returns during the quarter and the completion of several international transfer pricing studies that supported filed positions. We recorded income tax provisions of $35,000 for the nine months ended September 30, 2003 and $81,000 and $192,000 for the three and nine months ended September 30, 2002, respectively, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $7.2 million, short-term investments of $36.4 million and working capital of $32.6 million. Net cash provided by operating activities decreased to $3.7 million for the nine months ended September 30, 2003 from $3.8 million for the same period in 2002 primarily due to movements in current assets and liabilities.

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2003 compared to $11.0 million for the same period in 2002. For the nine months ended September 30, 2003, cash used in investing activities was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities and/or sales of short-term investments. For the nine months ended September 30, 2002, cash used in investing activities was for the purchase of short-term investments and the acquisition of key products and technology from IOTA, as well as the purchase of computers, equipment and software, partially offset by sales and maturities of short-term investments.

Net cash used in financing activities was $371,000 for the nine months ended September 30, 2003 compared to $501,000 provided by financing activities for the same period in 2002. Net cash used in financing activities for the nine months ended September 30, 2003 was primarily for repurchases of common stock under our stock repurchase program, partially offset by the sale of common stock to employees and receipt of cash in full repayment of a note from one of our officers. We now have no loans outstanding from any of our officers and our stock repurchase program has expired. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily for repurchases of common stock partially offset by sale of common stock.

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

We believe that our cash and investments of $43.5 million as of September 30, 2003 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $7.4 million of cash during 2002 for acquisitions of products and technology and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on our operating results or financial position.

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $822,000 in the nine months ended September 30, 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002, $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or continues to decline, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	continue to reduce certain cost control measures that were put in place during 2001 and 2002;

•	may hire additional research and development engineers to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization; and

•	incur expenses related to the development agreements entered into with semiconductor manufacturers to develop synthesis products for the emerging Structured ASIC market.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

Our revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 19% and 17% of our total license revenue in the three and nine months ended September 30, 2003, respectively, and 14% of our total license revenue in the year 2002. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any continued decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $2.98 during the 24 months ended September 30, 2003. This market volatility, as well as general economic, market or political conditions including the possible effects of SARS, the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for approximately 81%, 82% and 83% of our total license revenue in 2002, 2001 and 2000, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the next 12 months. However, license revenue of our Synplify, Synplify Pro and HDL Analyst products decreased in the three and nine months ended September 30, 2003 from the same periods last year and may continue to decrease. Any factors which continue to adversely affect the pricing of, or demand for, our Synplify, Synplify Pro and HDL Analyst products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

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

As we enter into development agreements with semiconductor manufacturers for our Structured ASIC products, our revenue could become more unpredictable

We have entered, and expect to continue to enter, into several development agreements with semiconductor manufacturers to customize our ASIC synthesis or physical synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

•	our development schedule;

•	our product’s performance;

•	customer acceptance of our product, which may not occur until some time after we first deliver the product; and

•	timing of payments which are associated with product acceptance.

These difficulties in predicting revenue from these arrangements may cause revenue to vary from our forecasts, and as a result, may cause our operating results and/or stock price to decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented approximately 73%, 75% and 73% of our license sales in 2002, 2001 and 2000, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. We experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. If we continue to experience pressure on maintenance renewal rates, our maintenance revenue could stop growing or decline.

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

The markets for FPGAs and ASICs are evolving and if these markets do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of ASICs. If demand for our software products does not grow as expected, or decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not continue to widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA market depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera Corporation and Xilinx, Inc. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain and enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements.

We need to develop our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. For example, we have entered into relationships with ASIC vendors such as International Business Machines Corporation, Fujitsu and Faraday Technology Corporation to support our Synplify ASIC product. These companies have worked with us to qualify our software for their ASIC design flows. In addition, in the emerging Structured ASIC market, we have entered into agreements with Lightspeed Semiconductor, LSI Logic and NEC Electronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. If we are unable to expand these or continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

We may not be able to effectively compete against other providers of products that design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc. and Magma Design Automation, Inc., each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis and physical synthesis products must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Larger semiconductor design software vendors, such as Cadence, Mentor Graphics, Synopsys and Magma, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, Cadence acquired Verplex Systems, Inc. in August 2003, and Magma acquired Silicon Metrics and Random Logic Corporation in October 2003. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products and adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. A significant increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business.

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

We may not be able to preserve the value of our products’ intellectual property rights because we do not have an extensive patent portfolio, and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued nine patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $5.0 million and $14.6 million of our total revenue in the three and nine months ended September 30, 2003, respectively, and $13.5 million and $11.8 million of our total revenue in the years 2002 and 2001, respectively. Although international revenue has grown sequentially in the last several quarters, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. Such economic conditions, or an extension of such conditions to additional international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea and Taiwan. We also rely on indirect sales in Asia, Europe and elsewhere. We have increased our international sales activities, but we still have limited experience in marketing and directly selling our products internationally. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. Our international operations may be subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment; and

•	adverse effects of potential return of the SARS epidemic on our business in Asia.

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

We rely on the services of key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace

Our products and technologies are complex and we rely on experienced and knowledgeable research and development, customer support and sales personnel. In particular, we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. There is a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of September 30, 2003, our directors, officers and individuals or entities affiliated with our directors owned approximately 52% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was approximately 40% of our total revenue in the three and nine months ended September 30, 2003, and 30% and 24% of our total revenue in the years 2002 and 2001, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency for our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of September 30, 2003, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered. The changes in the values of the forward contracts are recognized every reporting period and were not material for the three and nine months ended September 30, 2003.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2003, the change in the fair value of our investment portfolio would not be material.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors’ or the Moody’s equivalents; and/or money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of September 30, 2003, our cash equivalents consisted primarily of certificates of deposit, money market funds, commercial paper and U.S. government agency notes and our short-term investments consisted primarily of U.S. government agency notes and corporate notes.

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

PART II - OTHER INFORMATION

ITEM 5: OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during the fiscal quarter ended September 30, 2003, the Audit Committee pre-approved the engagement of Ernst & Young LLP, our independent auditors, to provide non-audit services related to the provision of research tools.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 22, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these items) the press release announcing its results for the quarter ended June 30, 2003, which was also filed as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: November 10, 2003	By:	/s/ Bernard Aronson
Bernard Aronson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 10, 2003	By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)