Form 10-K
period 2003-12-31
SYNPLICITY INC
filed 2004-03-16
CIK 1027362

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was $62,805,811. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004, the registrant had outstanding 25,913,047 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Parts II and III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

SYNPLICITY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. When used in this Report, the words “may,” “will,” “should,” “believe,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or incorporated by reference herein. Synplicity, Inc. (“we”, “us” or “Synplicity”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

We incorporated under the laws of the State of California in 1994. Our principal executive offices are located at 600 West California Avenue, Sunnyvale, California 94086 and our telephone number at that location is (408) 215-6000. This Annual Report on Form 10-K, as well as all of our subsequent filings under the Exchange Act, is accessible, free of charge, via our website at www.synplicity.com as soon as reasonably practicable after such reports have been filed with the Securities and Exchange Commission. Investors may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Synplicity, Synplify, Synplify Pro, HDL Analyst, Certify, Amplify, Synplify ASIC, Fortify, RealPower and Behavior Extracting Synthesis Technology are our registered trademarks. Physical Optimizer, PowerPlanner, Identify, Amplify ASIC and Total Optimization Physical Synthesis are our trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

ITEM 1.	BUSINESS

Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, computer and peripheral, consumer, automotive, military/aerospace and other electronics systems. Our software products perform essential steps in the process of designing and verifying semiconductors that are tailored to perform a specific function including field programmable gate arrays (“FPGAs”) and application specific integrated circuits (“ASICs”), which include a newly emerging class of ASICs called Structured or Platform ASICs (“Structured ASICs”). We employ proprietary logic synthesis, physical synthesis and debug technology to simplify, improve and accelerate the design and verification of large complex FPGAs and ASICs. We believe our semiconductor design software products, coupled with our responsive customer support, assist our customers to meet performance goals and decrease the time to market of their electronic systems.

Industry Background

Manufacturers of networking and communications, computer and peripheral, consumer, automotive, military/aerospace, digital video, industrial, scientific, medical and test and measurement systems employ a wide variety of advanced semiconductors, including FPGAs and ASICs, in their products. Unlike off the shelf standard function semiconductors, FPGAs and ASICs are tailored to perform specific functions defined by electronic product designers. FPGAs are semiconductors that are customized, or programmed, to perform a specific function after the semiconductors are manufactured, whereas ASICs are customized during the manufacturing process.

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

The capacity of FPGAs and ASICs on average has increased due to advanced manufacturing processes. These advanced manufacturing processes help improve performance, lower overall part costs and further expand the breadth of applications for which FPGA and ASIC semiconductors can be used.

Challenges of designing FPGAs and ASICs

As more complex FPGAs and ASICs with higher capacity are used in the design of electronic equipment, these FPGAs and ASICs often require significant resources to design and test their functionality. Large semiconductor designs require more time to develop and test, which may limit the equipment manufacturer’s ability to get to market quickly.

Complex ASIC design, using the traditional cell-based library approach for implementation, has become increasingly costly as a typical 130 nanometer cell-based ASIC design project in 2003 required an investment in excess of $5 million for EDA tools, design resources and initial semiconductor manufacturing costs. In additional to rising costs, the time it takes to complete a typical cell-based ASIC has lengthened as verification of cell-based ASICs has become increasingly difficult. These and other economic forces have resulted in a declining number of cell-based ASIC design starts over the past three years.

Electronic product designers seek design solutions that produce high-performance designs, increase productivity, reduce costs and are easy to learn and use. To achieve these objectives, electronic product designers, including equipment manufacturers using FPGAs and ASICs, have recognized the advantage of certain software solutions which address critical steps in the development cycle.

To date, these software solutions have focused on several functions in the development cycle including:

•	Logic synthesis. Logic synthesis software compiles a high level textual description of the desired function of a semiconductor into an optimized network of elements, each of which is known as a logic or memory element. Because the logic and memory elements must interact and exhibit high performance, logic synthesis is critical to reduce the number of required components and improve the frequency at which the semiconductor can be operated.

•	Physical synthesis. Physical synthesis software combines the function of logic synthesis software with some of the functions of placement and routing software. Placement and routing software processes the optimized description of the semiconductor created by logic synthesis to place the logic and memory elements in locations on the semiconductor and to assign routes for wires between those placed elements. The goal is to keep wires short in order to maximize performance. Because a physical synthesis system controls the locations of elements, it can identify performance limitations more easily and fix them with a combination of placement changes and logic synthesis optimizations.

•	Verification. Verification software uses the information about the functions and integrity of the semiconductor to test whether it will perform as intended. For example, with ASICs, the designer must verify whether the semiconductor will perform as intended and whether the proposed design works with other components in the electronics system, such as software or a communication module. Mistakes not identified prior to ASIC chip manufacture are costly and can require weeks or months for correction.

Our Solution

Our software solutions improve performance and shorten development times for complex FPGAs and ASICs by simplifying, improving and automating key design planning, custom logic synthesis, physical synthesis and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

A key feature of our products is their ability to generate and display concurrently four views of a semiconductor design—the textual design description, a highly abstract graphical representation of the design description, an optimized, detailed diagram showing the various elements of the semiconductor design and a physical representation of the design elements. As the designer changes the textual description, the other three views automatically highlight the selected areas of the design. These alternate representations aid the designer to manipulate and optimize the design and diagnose problems. Our software products also provide the following features and benefits to our customers and their electronic product designers:

Design goal achievement. Our products enable designers to design products quickly that meet or exceed their semiconductor performance and capacity utilization goals. Efficient and cost-effective manufacturing of a semiconductor depends on full utilization of the semiconductor’s capacity. Users specify design constraints through our graphical user interface and then use our products to automatically process the design to achieve function, performance and capacity goals. The complex optimization operations that our products perform employ the most advanced features of the target semiconductor and result in a highly optimized design that improves performance of the electronic equipment. Our solutions may also enable designers to use less costly semiconductors to achieve the same performance goals, thus reducing end system costs.

Custom ASIC synthesis. Today’s cell-based ASIC design and manufacturing processes can be too costly for many low to mid-volume ASIC applications. The semiconductor industry has begun to address this by introducing Structured ASICs. These new ASIC devices employ innovative architectures to remove many of the cell-based ASIC verification problems, including clock management, test and power and signal integrity. They come mostly prefabricated, requiring only a few metal/via masks for customization, thus significantly reducing ASIC manufacturing costs and improving time to market. While these new devices deliver a more deterministic and lower cost design alternative than cell-based ASICs, their structure also introduces a reduction in achievable performance and utilization from typical cell-based synthesis tools. To help address this issue, we have worked closely with leading ASIC manufacturers such as NEC Electronics Corporation and LSI Logic Corporation to provide custom architecture-specific synthesis and physical synthesis support for their Structured (or Platform) ASIC devices. This in turn returns much of this lost performance and utilization as well as provides a more streamlined design flow that accelerates the design process.

Accelerated time to market. Electronic product designers require time efficient solutions. Our products optimize small designs in seconds and large designs in minutes or hours, which we believe is significantly faster than alternative software. Reduced execution time significantly shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. Our products allow designers to select an optimal design from various design possibilities in the same amount of time that alternative software would require to evaluate a single solution. In addition, our physical synthesis products produce design results that correlate well with the completed physical design, thus reducing the number of design iterations typically introduced with design tools that use less accurate statistical wire length models.

Ease of use. Our products are designed to be easy to install, learn and use. The user enters only information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers’ work simpler. We believe both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of design tool specific effort as compared with conventional approaches. We believe our solutions’ ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals. Our creation of easy to use powerful design tools has the added benefit of reducing the amount of technical support required to assist customers in tool use. Our technical support resources can focus on more design related support, which is of more value to customers.

Optimal product solutions. We believe our products provide significant advantages for designing FPGAs, Structured ASICs, and cell-based ASICs. Our FPGA solutions can implement optimized designs for the largest available FPGAs. Synplify Pro, our leading FPGA synthesis product, enhances electronic product designer productivity as well as the performance for complex designs. Amplify FPGA Physical Optimizer, our physical synthesis product for FPGAs, incorporates specialized features that can improve performance and provide results that reliably close customer timing requirements. We believe Identify, our FPGA debug product, is the first and only software tool that allows FPGA designers and ASIC prototyping designers to functionally debug their hardware directly in their RTL source code and enables functional verification at speeds far faster than traditional RTL simulators.

Certify, our ASIC verification product, includes features that enable designers to functionally validate large designs using high-speed prototypes. Without these prototypes, ASIC designers may not be able to test their designs at or near the ASIC’s performance target prior to chip signoff, thus increasing the likelihood of a design error. Our Fortify family of power planning and analysis products helps create and validate that the ASIC’s power network maintains its voltage integrity during design operation. Synplify ASIC is capable of implementing ASIC designs and design blocks as large as two million gates in a single operation, saving time and improving results in these more complex semiconductors. In addition, Synplify ASIC often produces designs that are smaller than competing solutions, providing enormous value to customers with high volume applications. Amplify ASIC Physical Optimizer, our physical synthesis product for ASICs, is intended specifically to improve utilization and performance and to more efficiently close customer timing requirements. We believe Amplify ASIC is the first ASIC physical synthesis product that brings custom architecture-specific support while also offering the industry’s first router independent physical synthesis technology. The key benefit of router independence is that it preserves our customers’ physical design investment rather than requiring them to purchase a specific physical router to ensure optimal results.

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

Products

FPGA Solutions

Bookings of our software products for use with FPGAs represented 82%, 87% and 94% of our total bookings in 2003, 2002 and 2001, respectively.

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

Amplify FPGA Physical Optimizer Product

In March 2000, we introduced Amplify FPGA Physical Optimizer, a software product specifically created for achieving optimum results for FPGA devices. The key innovation and differentiating feature of our Amplify FPGA product is the method by which it uses and improves physical implementation information provided by the designer during the synthesis process to produce an improved design. We believe that Amplify FPGA was the industry’s first commercially available physical synthesis product for FPGA design. In October 2001, we introduced our second generation of Amplify FPGA that utilizes Total Optimization Physical Synthesis, or TOPS, which is based on significant new algorithmic developments that produce precise physical placement while performing optimization of logic on critical paths. By performing detailed placement of logic, the TOPS technology is able to achieve even more predictable timing estimations, thus reducing the number of iterations required to close on timing. The user provides this physical implementation information through a graphical user interface, and our Amplify FPGA product utilizes this information to improve design performance.

We believe Amplify FPGA improves time to market. Without physical optimizations, users must undertake numerous time-consuming iterations of design, constraint and software option changes in hopes of creating a design that has the desired performance and functionality.

FPGA components are sold in performance grades. An FPGA offering marginally higher performance may cost substantially more than the next lower grade. We believe that our Amplify FPGA product assists designers to use less expensive components to meet the same design requirements.

As design sizes increase, there is a trend toward team design of a single FPGA in which portions of the design are allocated to different persons. Amplify FPGA has features that assist a group of designers to collaborate on a single, large FPGA design. We believe these features result in collaborative designs that enable design completion more quickly than would otherwise be possible.

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

We believe that Identify is the only software product that allows FPGA designers and ASIC prototyping designers to functionally debug their hardware directly in their RTL source code. This allows functional verification with RTL designs 10,000 times faster than today’s RTL simulators and enables the use of in-system stimulus for applications-like networking, audio and video and hardware/software co-development. Identify allows designers to directly select signals and conditions in their RTL source code for debugging and the results are viewed directly in the RTL source code. The Identify product can also save results in standard VCD format that can be used with most waveform viewers.

ASIC Solutions

Bookings of our software products for use with ASICs represented 18%, 13% and 6% of our total bookings in 2003, 2002 and 2001, respectively.

Certify Product

In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly. Certify also assists customers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify product to define their prototypes can begin system integration, software verification, chip verification, system verification and end customer validation earlier than other approaches to functional verification. Certify can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC synthesis products. We believe Certify is the only product that processes ASIC design and produces multi-FPGA prototypes at the RTL level, enabling rapid iterations of the prototype during the verification stage.

Our Certify product is a verification product incorporating synthesis and enabling the user to create prototypes automatically direct from the user’s textual design specification. The ability to operate the prototype at or near the speed of the final product can be very important for ASIC verification. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Our Certify product enables designers to create FPGA-based prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Certify achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

The Certify product also includes schematic representations of several commercially available hardware prototyping systems to enable rapid prototype implementation without the need to create and build a custom prototyping platform. By partnering with leading hardware vendors via our “Partners in Prototyping” program, we accelerate prototype implementation and make FPGA-based prototyping accessible to customers who may otherwise be unwilling or unable to develop a custom hardware platform of their own.

Synplify ASIC Product

In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. Our Synplify ASIC product offers higher design capacity as demonstrated by its ability to process designs or design blocks up to two million gates in a single compilation and produces better quality of results. The leading competitive offering requires customers to disassemble the design into a large number of smaller blocks, process each of these independently and then reassemble the result. The high level of expertise required for this process is eliminated in the Synplify ASIC synthesis approach. In addition, processing the design as a single entity or as larger block entities reveals further opportunities for optimization, which can improve chip performance and reduce chip costs. We believe our Synplify ASIC product processes designs up to 10 times faster and up to 20% smaller than the leading competitive product, reducing the overall cost of an ASIC and yielding substantial cost savings for higher volume applications. In addition to the ease-of-use advantage afforded by its high capacity, we believe our Synplify ASIC product is easy to learn. Synplify ASIC employs an intuitive, graphical user interface and incorporates a high degree of automation.

In April 2003, we introduced the first custom architecture-specific synthesis version of Synplify ASIC for NEC Electronics’ new Structured ASIC device, Instant Silicon Solution Platform (“ISSP”). ISSP utilizes a course grained base logic cell which is similar to the logic cell structure used in FPGAs, as opposed to the sea of transistors approach offered in a cell-based ASIC. This type of silicon architecture is not optimized by today’s conventional ASIC synthesis methods that use a simple library approach. We have utilized our FPGA experience in synthesizing logic to FPGA fabrics to optimize and pack logic much more efficiently for the ISSP device. We believe this custom synthesis approach yields substantial quality of results improvements that result in smaller and faster designs.

Amplify ASIC Physical Optimizer Product

In June 2003, we introduced Amplify ASIC Physical Optimizer, our physical synthesis product for ASICs intended specifically to improve utilization and performance and to more efficiently close customer timing requirements. We believe competitive physical synthesis tools pose several obstacles to providing a complete physical synthesis flow to the front-end designer. Amplify ASIC provides that complete flow, providing runtime and capacity advantages in an easy to use environment optimized for the front-end logic designer. We believe Amplify ASIC is the first ASIC physical synthesis product that brings custom architecture-specific support while also offering the industry’s first router independent physical synthesis technology. Amplify ASIC provides a complete physical synthesis flow that enables users to go from RTL to a placed gates handoff for the back-end design team quickly and with high accuracy.

In December 2003, we released our first physical synthesis product for LSI Logic’s new Platform ASIC device called RapidChip. The Amplify RapidChip product is a customized physical synthesis product that uniquely targets LSI Logic’s RapidChip architecture and sets a new standard for ASIC logic designer productivity. In addition to achieving better quality of results compared to other synthesis approaches, the customizations in this physical synthesis technology also provide extremely tight correlation between predicted timing from Amplify RapidChip and the actual completed physical design performed by LSI Logic. This tight correlation eliminates or reduces design iterations between the customer and LSI Logic due to timing closure issues, and allows for rapid ASIC design development.

Fortify Products

In July 2002, we acquired key power planning and analysis products from IOTA Technology, Inc. (“IOTA”) which we introduced under a new Synplicity product family name, Fortify. Within this product family are two key products that create and verify an ASIC’s power network for voltage integrity.

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

Customer support

Our products are designed to be utilized quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance from us with various aspects of our products’ functionality in their semiconductor design process. We believe that high quality customer support of our customers’ activities is important to the success of our business. We have developed and expect to continue to improve our comprehensive support organization to manage customer accounts. We provide support for our products primarily from our Sunnyvale, California and Bangalore, India locations. In the long term, we plan to expand existing, and may establish additional, support sites outside of the United States to support customers in those markets.

We provide technical support to our customers through maintenance services. Time-based licenses include maintenance services for the duration of their respective terms. For each sale of a perpetual or two or three-year term license, the first year of maintenance is generally sold with the license. Thereafter, customers may annually elect to renew maintenance. We price our maintenance service at 15% or 20% of the perpetual list license fee, depending on the product, on a per license basis. Maintenance service provides us with a valuable, ongoing revenue stream.

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

Customers

As of December 31, 2003, we had over 1,800 active customers. Of that total, more than 270 were first-time customers in 2003. Although in the past our customers were concentrated in the networking and communications industries, in 2003 our customers were more evenly distributed over networking and communications, military and aerospace, computer and peripheral, consumer, semiconductor and other general, medical and industrial industries. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer base and sell them new products as we expand our product line. We will continue to pursue enterprise-wide sales as appropriate. We have customers throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. See Note 11 of the Consolidated Financial Statements for a full description of financial information about geographic areas. See also “Factors Affecting Future Operating Results” regarding the risks associated with our international operations under Management’s Discussion and Analysis of Financial Condition and Results of Operations. In 2003, 2002 and 2001, no end-user customer comprised more than 10% of our revenue.

Marketing and Sales

Marketing

We focus our marketing efforts to create awareness for our products and generate leads for our sales organization. Our strategy is to distinguish our products by their high level of design performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our products. These channels include our, or our key partners’, website, print and web advertising, public relations, web-based seminars, live seminars, tradeshows and electronic mail notifications to customers about new product releases.

Sales

We license our software products primarily through our direct sales organization, as well as distributors and other strategic partners.

Direct Sales

Our direct sales efforts target customers who design semiconductors for networking and communications, computer and peripheral, consumer, automotive, military/aerospace and other electronics systems. As of December 31, 2003, our direct sales staff consisted of 85 employees based in 22 offices. Direct sales accounted for 88% of our total revenue in 2003, 87% of our total revenue in 2002 and 86% of our total revenue in 2001. Each of our sales teams represents a geographic region and includes a sales manager and applications engineer, and may also include an inside sales representative. The direct sales team also relies on distribution and strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months, with our ASIC products generally having longer cycles than our FPGA products.

We currently have domestic direct sales offices in Sunnyvale, California; San Diego/Newport Beach, California; Beaverton, Oregon; Woodinville, Washington; Boulder, Colorado; Austin, Texas; Dallas, Texas; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; and Andover, Massachusetts. We also have international direct sales/marketing offices in or near Maidenhead, United Kingdom; Aix-en-Provence, France; Venray, Netherlands; Dornach, Germany; Stockholm, Sweden; Netanya, Israel; Bangalore, India; Shanghai, P.R.C; Hsinchu City, Taiwan; Seoul, South Korea; and Tokyo, Japan.

Indirect sales

In addition to our direct sales strategy, we have indirect sales channels through distributors. Our relationships with distributors help extend our reach to more customers. Distribution is key in either assisting our direct sales staff or by being our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors typically perform marketing, sales and technical support functions in their respective country or region. We actively train our international distributors in both our products and sales methods. In general, each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue from distribution was 5% of our total revenue in 2003, 6% of our total revenue in 2002 and 9% of our total revenue in 2001. We also generate some revenue through certain FPGA manufacturers as discussed below.

Seasonality

In the past we have experienced fluctuations in the sale of licenses for our products due to seasonality. For example, sales may decline during the summer months, particularly in European markets, and we have experienced and anticipate we will continue to experience relatively lower product bookings in the first quarter of our fiscal year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force.

Strategic Relationships

Our key strategic partners include certain semiconductor manufacturers and their distributors, and electronic design automation software companies, which provide information and interfacing that assist us with the successful development and distribution of our software solutions.

FPGA manufacturers. These partners work closely with us before each product release to ensure that our design software products perform optimally with their components. We rely on these manufacturers to provide us advance information and answer detailed questions about their components and design software. These partners currently include Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation, QuickLogic Corporation and Xilinx, Inc. Actel, Lattice and QuickLogic also resell a version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. They generated 7% of our total revenue in 2003 and 2002 and 5% of our total revenue in 2001.

ASIC manufacturers. We also maintain close support relationships with other key semiconductor partners who have presence in the ASIC market. These include AMI Semiconductor, Artisan Components Inc., Chip Express Corporation, Faraday Technology Corporation, Fujitsu Microelectronics, IBM Microelectronics, LSI Logic Corporation, LightSpeed Semiconductor, NEC Electronics Corporation, OKI Electric Industry Co. Ltd. and Virtual Silicon Technology Inc. These ASIC and ASIC library vendors have worked with us to develop and qualify our software into their ASIC design flows. For example, in 2003, we announced development and marketing agreements with NEC Electronics to optimize our Synplify ASIC and Amplify ASIC products for their Structured ASIC product family. Also in 2003, we announced a development and marketing agreement with LSI Logic to create a customized version of Amplify ASIC specifically for LSI Logic’s Platform ASIC product family.

Semiconductor distributors. Insight Electronics, Inc. and Arrow Electronics, Inc. refer customers to us and we conduct joint marketing activities with them. These distributors are of high strategic value to us in part because they also distribute widely used FPGAs and ASICs from Xilinx, Altera, LSI Logic and/or NEC Electronics.

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

Physical synthesis innovations. Achieving superior performance in large FPGAs and ASICs requires solving specialized problems not encountered in smaller semiconductors. We have submitted applications for patents related to algorithms that solve many of these problems. These algorithms involve combining synthesis with processes that are normally applied later in the semiconductor design process. This combination is termed physical synthesis. We believe our work with Structured ASIC vendors has shown that we can achieve very tight correlation between our estimated results and the actual results.

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

We have actively recruited key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2003, we had 145 employees engaged in research and development activities and related customer support services. Our research and development expenses were $21.1 million in 2003, $19.0 million in 2002 and $19.4 million in 2001.

Intellectual Property

Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. We have filed a number of patent applications and to date have been issued or allowed 17 patents that expire 20 years from their filing dates, the first of which expires in 2018. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

We are not aware that our products employ technologies that infringe any valid proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time third parties have claimed that our products violate their proprietary rights but none of these claims has resulted in litigation or material expense. Any infringement claims, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation or damage awards;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all.

Competition

We conduct business in the EDA software market that is intensely competitive and rapidly evolving. We face competition primarily from EDA software companies that provide software products and product suites to perform a variety of design and verification functions for all types of semiconductors. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources and who aggressively offer enterprise-wide annualized subscription model access of product and product suite licenses. Companies offering competitive products vary in scope and breadth. Our competitors include:

•	Semiconductor manufacturers, such as Altera and Xilinx, who develop and market their own synthesis products and other tools;

•	EDA providers of general purpose synthesis and compiler software products such as Cadence, Mentor Graphics Corporation, Synopsys, Inc. and Magma Design Automation, Inc.

•	EDA providers of general purpose power analysis products such as Cadence and Synopsys;

•	EDA providers of software product suites that include design and verification products such as Cadence, Mentor Graphics and Synopsys; and

•	EDA providers of product suites that include verification software and hardware products such as Aptix Corporation, Cadence and Mentor Graphics.

We believe the principal factors that will draw end customers to a semiconductor design software product, including logic synthesis, physical synthesis and verification products, include:

•	high overall quality of implementation results;

•	short product run time;

•	ease of learning and use;

•	depth and breadth of product features;

•	high quality customer support;

•	frequency of product updates;

•	conformity with industry standards; and

•	competitive pricing.

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

Employees

As of December 31, 2003, we had 269 employees, of whom 145 were engaged in research and development and related customer support services, 85 in sales, 13 in marketing and 26 in finance, administration and operations. With the exception of our employees in France, none of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our officers and their ages as of December 31, 2003 are as follows:

Name	Age	Position
Bernard Aronson	73	Chief Executive Officer, President and Director
Kenneth S. McElvain	44	Chief Technology Officer, Vice President and Director
Alisa Yaffa	40	Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary
Douglas S. Miller	46	Vice President of Finance and Chief Financial Officer
Robert J. Erickson	49	Vice President of Engineering
Gary Meyers	39	Vice President of Worldwide Sales

Bernard Aronson has served as our Chief Executive Officer, President and a Director since July 1997. Mr. Aronson has served on the board of directors of Nassda Corporation, an electronic design automation software company, since December 2001. From February to July 1997, Mr. Aronson served as Senior Vice President and Co-General Manager of the EPIC Technology Group at Synopsys, a semiconductor design software company. From July 1991 to February 1997, Mr. Aronson served as President of EPIC Design Technology, Inc., a semiconductor design software company, and also served as a Director of EPIC from March 1992 to February 1997, until its merger with Synopsys. From March 1990 to August 1991, Mr. Aronson served as Executive Vice President of Zoran Corporation, a semiconductor company. From 1987 to January 1990, he served as President of ICI Array Technology, Inc., a contract assembly company. Mr. Aronson holds a Bachelor of Science degree in Electrical Engineering from the City University of New York.

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

Alisa Yaffa, one of our co-founders, has served as our Chairman of the Board of Directors, Vice President of Intellectual Property and Secretary since March 1997, October 1998 and our inception, respectively. Ms. Yaffa also served as our Chief Executive Officer from our inception to January 1996 and our President from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as our Chief Financial Officer. Prior to joining our company, Ms. Yaffa served in various technical and marketing roles at Cadence, Mentor Graphics, EDA Systems, Inc., a design framework software company, and VLSI Technology, Inc., a semiconductor manufacturer that was subsequently acquired by Philips Semiconductor. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from University of California at Berkeley.

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

Our principal offices are located in a leased 66,000 square foot facility in Sunnyvale, California which houses all of our marketing, administration and finance employees, the majority of our research and development and related customer support service employees, and some sales employees. In addition, we lease a 7,900 square foot development and support center in Bangalore, India; a 3,500 square foot sales office in Andover, Massachusetts; a 3,400 square foot sales facility in Tokyo, Japan; a 2,300 square foot sales office in Maidenhead, United Kingdom; a 1,700 square foot sales office in Austin, Texas; a 1,600 square foot development office in Montpellier, France: a 1,400 square foot sales and development office in Boulder, Colorado; a 1,300 square foot sales office in Bangalore, India; and a 1,100 square foot sales office in Hsinchu City, Taiwan. We also lease sales or development offices of 1,000 square feet or less, in or near Newport Beach and San Diego, California; Beaverton, Oregon; Woodinville, Washington; Chicago, Illinois; Durham, North Carolina; Bel Air, Maryland; Dornach, Germany; Aix-en-Provence France; Venray, Netherlands; Stockholm, Sweden; Netanya, Israel; Seoul, South Korea; and Shanghai, P.R.C. The leases for our Andover, Austin, Bangalore, Beaverton, Boulder, Dornach, Hsinchu City, Maidenhead, Montpellier, Netanya, Sunnyvale, Tokyo and Woodinville offices are more than 12 months in duration. The rest of our office leases are not more than 12 months in duration. We expect that our current leased facilities will be sufficient for our needs during 2004. However, we may choose to expand certain existing sales offices or establish new ones during the year.

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

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$4.36	$2.98
Second Quarter	$5.89	$3.17
Third Quarter	$7.14	$5.08
Fourth Quarter	$8.19	$5.90

Fiscal Year Ended December 31, 2002
First Quarter	$13.50	$5.80
Second Quarter	$7.90	$4.30
Third Quarter	$5.45	$3.95
Fourth Quarter	$4.95	$3.56

On December 31, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $7.85 per share. As of February 29, 2004 there were 121 holders of record of our common stock.

The information required by this Item regarding equity compensation plans is incorporated by reference under the section entitled “Executive Compensation – Equity Compensation Plan Information” that is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (“Proxy Statement”).

DIVIDEND POLICY

To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ITEM 6:	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from, and qualified by reference to, audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$27,744	$25,830	$32,126	$25,006	$13,019
Maintenance	21,816	19,777	17,076	9,584	5,156

Total revenue	49,560	45,607	49,202	34,590	18,175
Cost of revenue:
Cost of license	488	227	237	246	239
Cost of maintenance	2,122	1,877	1,918	1,537	1,187
Amortization of intangible assets	891	322	—	—	—

Total cost of revenue	3,501	2,426	2,155	1,783	1,426

Gross profit	46,059	43,181	47,047	32,807	16,749
Operating expenses:
Research and development	21,069	19,043	19,353	13,286	8,018
Sales and marketing	20,740	20,099	21,500	18,293	12,903
General and administrative	4,730	4,557	5,493	3,570	2,586
Stock-based compensation	443	542	1,012	952	175
Acquired in-process research and development	—	2,800	—	—	—

Total operating expenses	46,982	47,041	47,358	36,101	23,682

Loss from operations	(923)	(3,860)	(311)	(3,294)	(6,933)
Other income (expense), net	581	900	1,922	647	(7)

Income (loss) before income taxes	(342)	(2,960)	1,611	(2,647)	(6,940)
Provision for income taxes	35	358	304	—	—

Net income (loss)	$(377)	$(3,318)	$1,307	$(2,647)	$(6,940)

Basic and diluted net income (loss) per share	$(0.01)	$(0.13)	$0.05	$(0.16)	$(0.52)

Shares used in basic per share calculation	25,641	25,270	24,422	16,115	13,227

Shares used in diluted per share calculation	25,641	25,270	27,205	16,115	13,227

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,374	$41,310	$47,873	$36,535	$2,633
Working capital (deficit)	$34,042	$32,623	$39,876	$30,652	$(2,363)
Total assets	$63,461	$60,905	$59,905	$51,963	$9,119
Long term obligations, less current portion	$—	$—	$—	$196	$720
Total shareholders’ equity (deficit)	$42,051	$42,173	$43,727	$38,291	$(734)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the financial statements included in this Annual Report, our customers purchasing maintenance renewals annually and additional allowances for doubtful accounts; the statements under “Years Ended December 31, 2003 and 2002—Total revenue” regarding maintenance revenue; the statements under “Years Ended December 31, 2003 and 2002—Cost of revenue” regarding the cost of revenue; the statements under “Years Ended December 31, 2003 and 2002—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

You should read the following discussion and analysis in conjunction with our financial statements and the related notes thereto included in this Annual Report on Form 10-K.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented 41%, 30% and 24% of our total revenue in 2003, 2002 and 2001, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code;

•	our Amplify ASIC Physical Optimizer product, a physical synthesis product for ASICs; and

•	our Amplify RapidChip Physical Optimizer product, a customized physical synthesis product for LSI Logic’s Platform ASIC

We primarily sell perpetual licenses to use our software products and related maintenance services, and therefore our revenue consists of license and maintenance revenue. Maintenance services include unspecified product updates, electronic, internet-based technical support and telephone support. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue. We also sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms.

2003 Highlights

The economic conditions in North America continued to be difficult in 2003. International business, however, increased, resulting from higher demand for our products in Japan and the rest of Asia, as well as from the investments we have made in our products and in our international sales organization. We experienced weakness in our FPGA synthesis business, but continued to make progress in penetrating the ASIC synthesis market, including the emerging Structured ASIC segment for which we received the first orders for our Amplify ASIC product for LSI Logic’s RapidChip. Maintenance revenue grew as our customer base increased, but we continued to experience pressure on our maintenance renewal rates. Aside from partially removing the salary reductions that were put in place in 2002 and hiring additional engineers primarily for our Structured ASIC products, we maintained our efforts to control costs in light of the continued difficult conditions in our business. Financial highlights for the year are as follows:

•	Total revenue for 2003 was $49.6 million, a 9% increase from $45.6 million for 2002

•	License revenue for 2003 was $27.7 million, a 7% increase from $25.8 million for 2002

•	Time-based license revenue as a percentage of our license revenue for the year 2003 was 29%, an increase from 23% for 2002

•	Maintenance revenue for 2003 was $21.8 million, a 10% increase from $19.8 million for 2002

•	Net loss for 2003 narrowed to $377,000 from $3.3 million for 2002

•	Net loss per share for 2003 was $0.01 compared to a $0.13 loss for 2002

•	Net cash provided by operations for 2003 was $5.9 million, a 105% increase from $2.9 million for 2002

•	Working capital for 2003 grew to $34.0 million from $32.6 million for 2002

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific perpetual product license, and which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two-year and three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as the VSOE of fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is due after the expiration of the license or more than 12 months after delivery. We make judgments as to whether collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received.

Revenue on sales to distributors is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

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

We have entered into agreements with semiconductor manufacturers LSI Logic and NEC Electronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining development obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development and the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Allowance for Doubtful Accounts

We maintain and update quarterly an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our evaluation for the year ending December 31, 2003 was based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2003.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended December 31,
	2003	2002	2001
Revenue:
License	56%	57%	65%
Maintenance	44	43	35

Total revenue	100	100	100
Cost of revenue:
Cost of license	1	—	—
Cost of maintenance	4	4	4
Amortization of intangible assets	2	1	—

Total cost of revenue	7	5	4

Gross margin	93	95	96
Operating expenses:
Research and development	42	42	39
Sales and marketing	42	44	44
General and administrative	10	10	11
Stock-based compensation	1	1	2
Acquired in-process research and development	—	6	—

Total operating expenses	95	103	96
Loss from operations	(2)	(8)	—
Other income, net	1	2	4

Income (loss) before income taxes	(1)	(6)	4
Provision for income taxes	—	1	1

Net income (loss)	(1)%	(7)%	3%

Years Ended December 31, 2003 and 2002

Total revenue

Our total revenue increased by 9% to $49.6 million for 2003 from $45.6 million for 2002.

License revenue. License revenue increased by 7% to $27.7 million for 2003 from $25.8 million for 2002. This increase was due to higher international license revenue as well as higher revenue from our ASIC products, including the recognition of fees received from our agreements with NEC Electronics and LSI Logic to customize our Synplify ASIC and Amplify ASIC products, as applicable. This increase was partially offset by lower license revenue in the United States due to the effect of the economic downturn on sales of our FPGA products.

Maintenance revenue. Our maintenance revenue increased by 10% to $21.8 million for 2003 from $19.8 million for 2002. This increase was attributable to maintenance being recognized in 2003 from license sales that occurred in 2002 and 2003 and renewals of maintenance on a larger installed license base. Although maintenance revenue increased, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years and we may continue to experience pressure on renewal rates. As a result, total maintenance revenue may not increase or may decline for future periods.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation, other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreement with NEC for which revenue is being recognized on a percentage of completion basis. Our cost of license revenue increased to $488,000 for 2003 from $227,000 for 2002. As a percent of license revenue, the cost of license revenue increased to 2% in 2003 from 1% in 2002. These increases were due to the engineering costs associated with the NEC agreement, and we expect that cost of license revenue in 2004 will be higher than 2003 due to these continued development contract costs.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased to $2.1 million in 2003 from $1.9 million for 2002. As a percent of maintenance revenue, the cost of maintenance revenue increased to 10% for 2003 from 9% for 2002. These increases were primarily due to higher compensation expense from additional employees as well as the partial removal of salary reductions that were implemented in the first quarter of 2002. We expect that the cost of maintenance revenue in 2004 will be slightly higher than 2003 as we hire additional employees and remove the remaining salary reductions.

Amortization of intangible assets. Amortization of intangible assets of $891,000 and $322,000 during 2003 and 2002, respectively, reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon over a five-year useful life.

Operating expenses

Research and development. Our research and development expenses increased 11% to $21.1 million for 2003 from $19.0 million for 2002. These increases were primarily due to additional employees, associated hiring costs, the partial removal of salary reductions implemented in the first quarter of 2002 and additional patent activity. As a percent of total revenue, research and development expenses remained at 42% for 2003 and 2002. We expect that research and development expenses in 2004 will be higher than 2003 as we hire additional employees and remove the remaining salary reductions.

Sales and marketing. Our sales and marketing expenses increased 3% to $20.7 million for 2003 from $20.1 million for 2002. This increase was primarily due to higher commission expense, the partial removal of salary reductions and foreign exchange rate losses. As a percent of total revenue, sales and marketing expenses decreased to 42% in 2003 from 44% for 2002 primarily due to higher total revenue. We expect that sales and marketing expenses in 2004 will be higher than 2003 due to higher commission expenses, the hiring of additional international sales personnel and the removal of the remaining employee salary reductions.

General and administrative. Our general and administrative expenses increased 4% to $4.7 million for 2003 from $4.6 million for 2002. These increases were mainly due to the partial removal of salary reductions as well as compensation to the independent members of our Board of Directors, partially offset by the recovery of certain bad debt allowances. As a percent of total revenue, general and administrative expenses remained at 10% for 2003 and 2002. We expect that general and administrative expenses in 2004 will be higher than 2003 due to removal of the remaining employee salary reductions, higher costs associated with corporate governance compliance and disclosure and a bad debt expense.

Stock-based compensation. Stock-based compensation expense was $443,000 for 2003 and $542,000 for 2002. Stock-based compensation expense for 2003 related to the following: cost of maintenance revenue of $9,000, research and development expenses of $145,000, sales and marketing expenses of $129,000 and general and administrative expenses of $160,000. Stock-based compensation expense for 2002 related to the following: cost of maintenance revenue of $14,000, research and development expenses of $218,000, sales and marketing expenses of $106,000 and general and administrative expenses of $204,000. The remaining deferred stock-based compensation at December 31, 2003 is expected to be amortized as follows: $187,000 in 2004, $69,000 in 2005 and $19,000 in 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Acquired in-process research and development. We had no acquired in-process research and development expense in 2003. We incurred acquired in-process research and development expense of $2.8 million during 2002 in connection with the write-off of research and development assets acquired in connection with our product and technology acquisitions during 2002.

Other income, net

Other income, net decreased 35% to $581,000 for 2003 from $900,000 for 2002 as a result of the decrease in interest rates available on investments.

Income Taxes

We recorded an income tax provision of $35,000 for 2003 which primarily represented foreign income taxes. Our income tax provision in 2003 included reversals of certain tax accruals established in 2003 and prior years resulting from the final filing of our 2002 worldwide tax returns and the completion of several international transfer pricing studies that supported filed positions. Our provision for income taxes in 2003 differed from the tax benefit that would have been derived from applying the federal statutory rate to the loss before taxes primarily due to foreign income taxes and a decrease in the valuation allowance for deferred tax assets. We recorded an income tax provision of $358,000 in 2002. Our provision for income taxes in 2002 differed from the tax provision that would have been derived from applying the federal statutory rate to the income before taxes primarily due to foreign income taxes and an increase in the valuation allowance for deferred tax assets.

As of December 31, 2003, we had deferred tax assets of approximately $9.5 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of SFAS 109. Based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2003, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2003 was recorded. The valuation allowance decreased by approximately $7,000 in 2003 and increased by approximately $4.3 million in 2002.

As of December 31, 2003, we had federal net operating loss carryforwards of approximately $10.7 million. We also had federal and state tax credit carryforwards of approximately $3.0 million and $2.7 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2012, if not utilized. The state tax credits carry forward indefinitely.

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

Cost of revenue

Cost of license revenue. Cost of license revenue included product packaging, software documentation and other costs associated with shipping, as well as royalties due from us to third parties. Our cost of license revenue remained relatively consistent at $227,000 for 2002 and $237,000 for 2001. As a percent of license revenue, the cost of license revenue remained at 1% in 2002 and 2001.

Cost of maintenance revenue. Cost of maintenance revenue remained relatively consistent at $1.9 million in 2002 and 2001. As a percent of maintenance revenue, the cost of maintenance revenue decreased to 9% for 2002 from 11% for 2001, primarily due to maintaining similar levels of costs while increasing maintenance revenue.

Amortization of intangible assets. Amortization of intangible assets of $322,000 during 2002 reflected the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon over a five-year useful life. We had no amortization of intangible assets in 2001.

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

Acquired in-process research and development. We incurred acquired in-process research and development expense of $2.8 million during 2002 in connection with the write-off of research and development assets acquired from our product and technology acquisitions during 2002. We had no acquired in-process research and development expense in 2001.

Other income, net

Other income, net decreased 53% to $900,000 for 2002 from $1.9 million for 2001, primarily as a result of the decrease in interest rates available on investments, as well as lower cash and investment balances.

Income Taxes

We recorded an income tax provision of $358,000 for 2002 which primarily represented foreign income taxes. Our provision for income taxes in 2002 differed from the tax benefit that would have been derived from applying the federal statutory rate to the loss before taxes primarily due to foreign income taxes and an increase in the valuation allowance for deferred tax assets. We recorded an income tax provision of $304,000 in 2001. Our provision for income taxes in 2001 differed from the tax provision that would have been derived from applying the federal statutory rate to the income before taxes primarily due to federal and state minimum taxes, foreign income taxes and non-deductible amortization of deferred stock-based compensation.

As of December 31, 2002, we had deferred tax assets of approximately $9.5 million. Based on the cumulative pre-tax losses we had sustained in the three years ended December 31, 2002, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2002 was recorded. The valuation allowance increased by approximately $4.3 million in 2002 and decreased by approximately $1.0 million in 2001. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $4.5 million. We also had federal and state tax credit carryforwards of approximately $2.4 million and $2.3 million, respectively.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $4.3 million, short-term investments of $41.0 million, an accumulated deficit of $16.2 million and working capital of $34.0 million. Net cash provided by operating activities was $5.9 million, $2.9 million and $6.1 million for 2003, 2002 and 2001, respectively. The increase in net cash provided by operating activities in 2003 from 2002 was primarily due to a lower net loss in 2003 and a higher increase in deferred revenue in 2003. The decrease in net cash provided by operating activities in 2002 from 2001 was primarily due to a net loss in 2002 compared to net income in 2001 and a smaller increase in deferred revenue in 2002.

Net cash used in investing activities was $10.3 million, $10.7 million and $16.6 million for 2003, 2002 and 2001, respectively. Net cash used in investing activities during 2003 was mainly for investments as well as purchases of computers, software and furniture. Net cash used in investing activities during 2002 was mainly for acquisitions of products and technology as well as purchases of computers, software and furniture. Net cash used in investing activities during 2001 was primarily for investments of cash received from our initial public offering and cash generated from operations, as well as purchases of computers, software and furniture as we expanded operations. We expect to use approximately $2.0 million of cash to purchase property and equipment during 2004.

Net cash provided by financing activities was $298,000, $19,000 and $2.7 million for 2003, 2002 and 2001, respectively. In 2003 and 2002, net cash provided by financing activities was from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan, offset by repurchases of our stock. In 2001, net cash provided by financing activities was primarily from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	any stock repurchases if a stock repurchase program is authorized: and

•	the availability of financing.

We believe that our cash and short-term investments balance of $45.4 million as of December 31, 2003 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. For example, we used approximately $7.4 million of cash during 2002 for acquisitions of products and technology and we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need or choose to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating Lease Obligations	$1,977	$4,018	$5	$—	$6,000
Purchase Obligations(1)	137	—	—	—	137

Total	$2,114	$4,018	$5	$—	$6,137

(1)	Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions in the United States

We have experienced negative effects from the economic downturn in the United States and in those markets with a heavier reliance on the networking and communications industry. We have also experienced particular weakness in sales to startup companies. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. Additionally, in an effort to reduce spending, customers have been seeking time-based agreements which causes us to recognize revenue ratably, thus reducing near-term revenue. This downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the market for FPGA and ASIC software products, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $377,000 in 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002, $2.6 million in 2000 and $6.9 million in 1999. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or declines, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

The Structured ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called Structured ASICs is emerging. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC’s new Structured ASIC device as well as our first physical synthesis product for LSI Logic’s new Platform ASIC device. In addition, we are currently working on customizing our physical synthesis product for NEC’s Structured ASIC device. We are investing significant resources in customizing our Synplify ASIC and Amplify ASIC Physical Optimizer products for this emerging market. Failure of the Structured ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

Our near-term revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for 29% and 23% of our total license revenue in the years 2003 and 2002, respectively. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $13.50 and a low of $2.98 during the 24 months ended December 31, 2003. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of December 31, 2003, our directors, officers and individuals or entities affiliated with our directors owned 51% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

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

We have relied and expect to continue to rely on sales of our Synplify, Synplify Pro and HDL Analyst products for a substantial portion of our license revenue, and a decline in sales of these products could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify, Synplify Pro and HDL Analyst products. License revenue for our Synplify, Synplify Pro and HDL Analyst products accounted for 73%, 81% and 82% of our total license revenue in 2003, 2002 and 2001, respectively. We expect that revenue from these products will continue to account for a majority of our license revenue for at least the next 12 months. License revenue of our Synplify, Synplify Pro and HDL Analyst products in dollars decreased in 2003 from 2002 and may continue to decrease. Any factors which continue to adversely affect the pricing of, or demand for, our Synplify, Synplify Pro and HDL Analyst products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify, Synplify Pro and HDL Analyst products, some of which are beyond our control, include the following:

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

We may not succeed in developing, marketing and selling new commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We intend to develop additional logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also intend to develop new features for our existing products. In addition, in 2003 we entered into agreements with semiconductor manufacturers to develop customized tools for certain of their products. Developing new and customized products and new features for existing products that meet the needs of electronic product designers requires significant investments in research and development. If we fail to introduce new products, customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes that negatively affect the demand for FPGAs and ASICs and our inexperience in selling our products to customers that design ASICs could also adversely affect our revenue. If we fail to successfully identify, develop, market and sell new commercially acceptable products and enhance our current products, our operating results will decline. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify, Synplify Pro and HDL Analyst products, especially our ASIC products including Structured ASICs. Additionally, sales of our ASIC products may depend on a more product specific sales force, or may require substantial training of our existing sales force. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

As we enter into development agreements with semiconductor manufacturers for our Structured ASIC products, our revenue could become more unpredictable

We have entered, and expect to continue to enter, into development agreements with semiconductor manufacturers to customize our ASIC synthesis or physical synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

•	our development schedule;

•	our product’s performance;

•	customer acceptance of our product, which may not occur until some time after we first deliver the product; and

•	timing of payments which are associated with product acceptance.

These difficulties in predicting revenue from these arrangements may cause revenue to vary from our forecasts, and as a result, may cause our operating results to decline.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 78%, 73% and 75% of our license sales in 2003, 2002 and 2001, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. If we continue to experience pressure on maintenance renewal rates, our maintenance revenue could stop growing or decline.

We have agreements with certain FPGA manufacturers to resell a version of our Synplify product. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 7%, 7% and 5% of our revenue in 2003, 2002 and 2001, respectively. If these agreements were canceled or not renewed, our revenue could decline.

If we experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. When the current economic downturn began, we experienced an increase in the length of our sales cycle which has since stabilized. If we experience such an increase in the length of our sales cycle again, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycles for our Certify, Synplify ASIC, Amplify ASIC and Fortify products are substantially longer than those of our FPGA products, which could result in additional unpredictability of our quarterly revenue. Additionally, since we have limited experience selling our new Amplify ASIC product, its sales cycle could be longer than we expect and could add to the unpredictability in our revenue from quarter to quarter. Lastly, for all of our products, customers often purchase a small number of licenses and then sometimes incrementally increase the number of licenses over time. If customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at one time, our sales cycle could lengthen and our revenue could be more unpredictable from quarter to quarter.

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

If the markets for FPGAs and Structured ASICs do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of Structured ASICs. If demand for our software products does not grow as expected, or decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not continue to widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

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

We need to develop our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. For example, we have entered into relationships with ASIC vendors such as International Business Machines Corporation, Fujitsu and Faraday Technology Corporation to support our Synplify ASIC product. These companies have worked with us to qualify our software for their ASIC design flows. In addition, in the emerging Structured ASIC market, we have entered into agreements with LSI Logic and NEC Electronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. If we are unable to expand these or continue to develop such relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

We may not be able to effectively compete against other providers of products that design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Mentor Graphics, Synopsys and Magma, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis and physical synthesis products must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Larger semiconductor design software vendors, such as Cadence, Mentor Graphics, Synopsys and Magma, may acquire or establish cooperative relationships with our other current competitors, including private companies. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate. For example, in January 2004 Cadence acquired Q Design Automation, Inc. and Synopsys signed a definitive agreement to acquire substantially all of the assets of Analog Design Automation, Inc.. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

Because we utilize channel partners to sell a portion of our products, our revenue could decline if our existing channel partners do not continue to purchase products from us

We rely on distributors in certain areas of Europe and Asia where we do not have a direct sales presence, or where we are just beginning to establish a direct sales presence. Sales to our channel partners accounted for 5%, 6% and 9% of our total revenue in 2003, 2002 and 2001, respectively. If we fail to sell our products through our existing channel partners, we could experience a decline in revenue. In the past, we have terminated our relationships with certain channel partners for a number of reasons, including poor performance. None of our existing channel partners is obligated to continue selling our products. We face the risk that one or more of our channel partners will not continue to represent our products or that our channel partners will not devote a sufficient amount of effort and resources to selling our products in their respective territories.

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

We may sell fewer products and our revenue may decline if other vendors’ products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices

Our ability to sell our products depends in part on the compatibility of our products with other vendors’ semiconductor design software and verification products. These vendors may change their products so that they will no longer be compatible with our products or may restrict our access to their products, either physically or economically. Some vendors already bundle their products with other logic synthesis, physical synthesis or verification products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, any of these factors may negatively affect our ability to offer commercially viable or competitive products or may reduce sales of, or increase costs for, our products.

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 17 patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $20.5 million, $13.5 million and $11.8 million of our total revenue in the years 2003, 2002 and 2001, respectively. Although international revenue has grown over the last two years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea, Taiwan and the People’s Republic of China. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Although we have increased our international sales activities, we still have limited experience in marketing and directly selling our products internationally. Our international operations may be subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment; and

•	the impact of epidemic situations such as the SARS epidemic in 2003.

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

Modifications to our effective tax rates could affect our results of operations

We are subject to income and transaction taxes in the United States and in multiple foreign locations. Determining our worldwide provision for income taxes involves judgment and estimates and we cannot be certain that no subsequent adjustments will be needed should updated information become available. Additionally, future effective tax rates could be affected by changes in our foreign tax estimates, the valuation of our deferred tax assets and liabilities, or changes in tax laws or the interpretation of such tax laws.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America was 41%, 30% and 24% of our total revenue in 2003, 2002 and 2001, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of December 31, 2003, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the year ended December 31, 2003.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments is in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2003, the change in the fair value of our investment portfolio would not be material.

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

As of December 31, 2003, our cash equivalents consisted primarily of money market funds and U.S. government agency notes and our short-term investments consisted primarily of U.S. government agency notes, corporate notes and certificates of deposit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages 44 through 65 of this Annual Report.

Quarterly Data (unaudited)

	Quarters Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands, except per share data)
Revenue:
License	$7,390	$6,924	$7,043	$6,387	$6,587	$6,540	$6,498	$6,205
Maintenance	5,822	5,622	5,196	5,176	5,208	5,241	4,710	4,618

Total revenue	13,212	12,546	12,239	11,563	11,795	11,781	11,208	10,823
Gross profit	12,169	11,733	11,391	10,766	11,076	11,101	10,682	10,322
Net income (loss)	$445	$409	$(599)	$(632)	$(1,636)	$(1,708)	$(63)	$89
Net income (loss) per share:
Basic	$0.02	$0.02	$(0.02)	$(0.02)	$(0.06)	$(0.07)	$—	$—
Diluted	$0.02	$0.02	$(0.02)	$(0.02)	$(0.06)	$(0.07)	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this Annual Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company’s directors is incorporated by reference from the sections captioned “Proposal One – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business — Management” and certain other information required by this item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

We have adopted a code of ethics that applies to principal executive officers, senior financial officers and Section 16 officers (including our Chief Executive Officer and Chief Financial Officer). We have posted this code of ethics on our website at www.synplicity.com on our Investor Relations page. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to or waivers from the code of ethics by posting such information on our website at www.synplicity.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Executive Compensation – Equity Compensation Plan Information” contained in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our Proxy Statement.

ITEM 14.	PRINCIPAL AUDITOR FEES AND SERVICES.

The information required by this item is incorporated by reference from the section captioned “Proposal Two – Ratification of Appointment of Independent Accountants” contained in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts and Reserves (see page 67)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

3.1.1*	Articles of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Specimen Common Stock Certificate

4.2*	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2*	Amended and Restated 1995 Stock Option Plan

10.2.1*	Form of Option Agreement under the 1995 Stock Option Plan

10.3*	2000 Stock Option Plan

10.3.1*	Form of Option Agreement under the 2000 Stock Option Plan

10.4*	2000 Director Option Plan

10.4.1*	Form of Option Agreement under 2000 Director Option Plan

10.5*	2000 Employee Stock Purchase Plan

10.5.1*	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan

10.9*†	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.1*	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.2*†	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.3***	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.4***†	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.10*	Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson

10.11*	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson

10.12*	Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J. Erickson

10.13*	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller

10.14*†	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.

10.14.1**	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.

10.22*†	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.22.1**	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.23*	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank

10.23.1*	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank

10.24***	Lease dated March 28, 2001 between Registrant and Tebo Development Company for the 4720 Table Mesa Drive, Suite G-100, Boulder, Colorado office

10.25****	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office

10.26****	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office

10.27*****†	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 66)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
*****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(b) Reports on Form 8-K. On October 22, 2003, we furnished pursuant to Item 12 the press release announcing our results for the quarter ended September 30, 2003, which was also filed as an exhibit under Item 7.

(c) Exhibits. See Item 15(a)(3) above.

(d) Financial Statement Schedules. See Item 15(a)(2) above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Synplicity, Inc.

We have audited the accompanying consolidated balance sheets of Synplicity, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Annual Report on Form 10-K for the year ended December 31, 2003. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 26, 2004

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
Assets:
Current assets:
Cash and cash equivalents	$4,329	$8,858
Short-term investments	41,045	32,452
Accounts receivable, less allowances of $151 and $527 at December 31, 2003 and 2002, respectively	8,024	8,607
Other current assets	2,054	1,438

Total current assets	55,452	51,355
Property and equipment, net	2,941	3,439
Goodwill	1,272	1,272
Intangible assets, net	3,237	4,128
Other assets	559	711

Total assets	$63,461	$60,905

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,098	$1,045
Accrued liabilities	1,756	2,823
Accrued compensation	3,328	2,667
Deferred revenue	15,228	12,197

Total current liabilities	21,410	18,732
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 or 2002	—	—
Common stock, no par value: 110,000,000 shares authorized; 25,869,690 and 25,656,086 shares issued and outstanding at December 31, 2003 and 2002, respectively	55,601	55,597
Additional paid-in capital	3,453	3,466
Notes receivable from officer	—	(294)
Deferred stock-based compensation	(275)	(731)
Accumulated deficit	(16,198)	(15,821)
Accumulated other comprehensive loss	(530)	(44)

Total shareholders’ equity	42,051	42,173

Total liabilities and shareholders’ equity	$63,461	$60,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
License	$27,744	$25,830	$32,126
Maintenance	21,816	19,777	17,076

Total revenue	49,560	45,607	49,202
Cost of revenue:
Cost of license	488	227	237
Cost of maintenance	2,122	1,877	1,918
Amortization of intangible assets from acquisitions	891	322	—

Total cost of revenue	3,501	2,426	2,155

Gross profit	46,059	43,181	47,047
Operating expenses:
Research and development	21,069	19,043	19,353
Sales and marketing	20,740	20,099	21,500
General and administrative	4,730	4,557	5,493
Stock-based compensation(1)	443	542	1,012
Acquired in-process research and development	—	2,800	—

Total operating expenses	46,982	47,041	47,358

Loss from operations	(923)	(3,860)	(311)
Other income, net	581	900	1,922

Income (loss) before income taxes	(342)	(2,960)	1,611
Income tax provision	35	358	304

Net income (loss)	$(377)	$(3,318)	$1,307

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$(0.01)	$(0.13)	$0.05

Shares used in basic per share calculation	25,641	25,270	24,422

Shares used in diluted per share calculation	25,641	25,270	27,205

(1)	Amortization of deferred stock-based compensation relates to the following:

	2003	2002	2001
Cost of maintenance	$9	$14	$33
Research and development	145	218	423
Sales and marketing .	129	106	408
General and administrative	160	204	148

Total	$443	$542	$1,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Officers	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2000	24,254	$51,388	$3,838	$(468)	$(2,657)	$(13,810)	$—	$38,291
Issuance of common stock from stock option exercises, our employee stock purchase plan and warrants exercised	715	2,721	—	—	—	—	—	2,721
Repayment of notes receivable from officers	—	—	—	174	—	—	—	174
Amortization of deferred stock-based compensation	—	—	—	—	1,012	—	—	1,012
Deferred stock-based compensation adjustment for canceled options	—	—	(144)	—	144	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	1,307	—	1,307
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	118	118
Net unrealized gain on investments	—	—	—	—	—	—	104	104

Total other comprehensive income								222

Total comprehensive income								1,529

Balance at December 31, 2001	24,969	54,109	3,694	(294)	(1,501)	(12,503)	222	43,727
Issuance of common stock from stock option exercises and our employee stock purchase plan	800	2,100	—	—	—	—	—	2,100
Repurchase of shares	(413)	(2,010)	—	—	—	—	—	(2,010)
Issuance of common stock to IOTA for acquisition of products and technology	300	1,398	—	—	—	—	—	1,398
Amortization of deferred stock-based compensation	—	—	—	—	670	—	—	670
Deferred stock-based compensation adjustment for canceled options	—	—	(228)	—	100	—	—	(128)
Comprehensive loss:
Net loss	—	—	—	—	—	(3,318)	—	(3,318)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(210)	(210)
Net unrealized loss on investments	—	—	—	—	—	—	(56)	(56)

Total other comprehensive loss								(266)

Total comprehensive loss								(3,584)

Balance at December 31, 2002	25,656	55,597	3,466	(294)	(731)	(15,821)	(44)	42,173
Issuance of common stock from stock option exercises and our employee stock purchase plan	639	1,631	—	—	—	—	—	1,631
Repayment of notes receivable from officers				294				294
Repurchase of shares	(425)	(1,627)	—	—	—	—	—	(1,627)
Amortization of deferred stock-based compensation	—	—	—	—	443	—	—	443
Deferred stock-based compensation adjustment for canceled options	—	—	(13)	—	13	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(377)	—	(377)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(439)	(439)
Net unrealized loss on investments	—	—	—	—	—	—	(47)	(47)

Total other comprehensive loss								(486)

Total comprehensive loss								(863)

Balance at December 31, 2003	25,870	$55,601	$3,453	$—	$(275)	$(16,198)	$(530)	$42,051

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$(377)	$(3,318)	$1,307
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,172	1,922	1,669
Amortization of deferred stock-based compensation	443	542	1,012
Amortization of intangible assets	891	322	—
Acquired in-process research and development	—	2,800	—
Gain on sale of long term investments	—	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	583	(1,268)	(807)
Other current assets	(616)	(543)	219
Other assets	152	(143)	113
Accounts payable	53	453	(561)
Accrued liabilities	(1,067)	393	264
Accrued compensation	661	529	(207)
Deferred revenue	3,031	1,205	3,210

Net cash provided by operating activities	5,926	2,894	6,147

Investing activities
Purchases of property and equipment	(1,674)	(1,771)	(2,486)
Purchases of short-term investments	(52,588)	(64,860)	(52,231)
Purchases of long-term investments	—	—	(1,418)
Proceeds from maturities of short-term investments	43,437	62,345	33,400
Proceeds from sales of short-term investments	511	1,025	—
Proceeds from sales of long-term investments	—	—	6,178
Purchases of products and technology	—	(7,439)	—

Net cash used in investing activities	(10,314)	(10,700)	(16,557)

Financing activities
Payments on capital lease obligations	—	(71)	(75)
Proceeds from sale of common stock	1,631	2,100	2,721
Repurchases of common stock	(1,627)	(2,010)	—
Repayment of note payable to shareholder	—	—	(125)
Payments received on notes receivable from officers	294	—	174

Net cash provided by financing activities	298	19	2,695

Effect of exchange rate changes on cash	(439)	(210)	118

Net decrease in cash and cash equivalents	(4,529)	(7,997)	(7,597)
Cash and cash equivalents at beginning of period	8,858	16,855	24,452

Cash and cash equivalents at end of period	$4,329	$8,858	$16,855

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4	$40

Cash paid for taxes	$202	$216	$214

Supplemental schedule of noncash investing and financing activities
Issuance of common stock for purchase of products and technology from IOTA	$—	$1,398	$—

Deferred compensation related to stock options	$(13)	$(228)	$(144)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1. Significant Accounting Policies

Organization and Business

Synplicity, Inc. (“we” or “us”) was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, computer and peripheral, consumer, automotive, military/aerospace and other electronics systems.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our Japanese subsidiary for which the yen is its functional currency. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese subsidiary, assets and liabilities are denominated in yen and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity.

Derivative Instruments

In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the year ended December 31, 2003.

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

Reclassifications

Certain amounts reported in the consolidated financial statements as of December 31, 2002 have been reclassified to conform with the presentation adopted to report 2003 results.

Concentration of Credit Risk

We distribute our products through our direct sales force and third-party distributors throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain and update quarterly an allowance for doubtful accounts for estimated potential credit losses, and such losses to date have not been material. No customer or distributor accounted for 10% or more of total revenue for the years ended December 31, 2003, 2002 and 2001. Sales to customers outside of North America accounted for $20.5 million, $13.5 million and $11.8 million of our total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

In accordance with our investment policy, we invest only in high credit quality debt instruments held by reputable financial institutions.

Cash Equivalents and Investments

All of our cash equivalents and investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss), net of tax, if any. The fair value of the investments is based on quoted market prices. Realized gains and losses are included in other income and to date have not been material. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, while investments that have maturities greater than three months at the date of purchase are considered either short-term investments if they mature within twelve months of the balance sheet date, or long-term investments if they mature beyond twelve months of the balance sheet date. The cost of securities sold is based upon the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years to seven years.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2003, we did not have any such impairment losses.

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized ratably over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which, depending on the product, we offer at either 15% or 20% of the list price of the specific product license, and which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two-year and three-year term licenses for certain products under which the customer can purchase the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing. In no case will we deem a fee to be fixed or determinable where the fee is due after the expiration of the license or more than 12 months after delivery. We make judgments as to whether collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received.

Revenue on sales to distributors is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized ratably over the period of the license as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain field programmable gate array (“FPGA”) manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized ratably over the period of each arrangement, as we do not have VSOE of fair value of maintenance for these arrangements since it is not priced or offered separately.

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation and NEC Electronics Corporation to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development work or the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Advertising

Costs related to advertising are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $147,000, $301,000 and $691,000, respectively.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”), we have elected the disclosure-only alternative under SFAS 123 and therefore account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual option, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions for the overall awards at interim dates and results in greater stock-based compensation expense in earlier years than the straight-line vesting method.

Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. For each of the three years ended December 31, 2003, the fair value of our stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Stock options
Expected life (years)	4	4	4
Volatility	91%	96%	98%
Risk-free interest rate	2%	2%	4%
Weighted average fair value of options granted	$3.11	$4.14	$7.84

Employee Stock Purchase Plan
Expected life (years)	1	1	1
Volatility	91%	96%	98%
Risk-free interest rate	1%	1%	2%
Weighted average fair value of options granted	$2.07	$3.36	$4.65

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options’ vesting period. Pro forma information follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(377)	$(3,318)	$1,307
Add: Stock-based employee compensation expense included in reported net income	443	542	1,012
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,821)	(7,884)	(6,617)

Pro forma net loss	$(6,755)	$(10,660)	$(4,298)

Basic and diluted net income (loss) per share:
As reported	$(0.01)	$(0.13)	$0.05

Pro forma	$(0.26)	$(0.42)	$(0.18)

Guarantees

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license and maintenance fees or providing a fix, patch, work-around, or replacement of the software.

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of December 31, 2003.

Accumulated Other Comprehensive Income

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the years ended December 31, 2003, 2002 and 2001 the components of comprehensive income (loss) have been included in the Statement of Shareholders’ Equity.

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

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our operating results or financial position.

Note 2. Financial Instruments

Available-for-sale securities were as follows as of December 31, 2003 and 2002 (in thousands):

2003	Cost	Unrealized Gain (Loss)	Fair Market Value
Cash equivalents:
Money market funds	$2,461	$—	$2,461
U.S. government agency notes	1,123	—	1,123

Total cash equivalents	$3,584	$—	$3,584

Short-term investments:
U.S. government agency notes	$34,989	$5	$34,994
Corporate notes	5,058	(4)	5,054
Certificate of deposit	997	—	997

Total short-term investments	$41,044	$1	$41,045

2002	Cost	Unrealized Gain (Loss)	Fair Market Value
Cash equivalents:
Money market funds	$5,046	$—	$5,046
U.S. government agency notes	998	—	998

Total cash equivalents	$6,044	$—	$6,044

Short-term investments:
U.S. government agency notes	$26,475	$39	$26,514
Corporate notes	3,926	6	3,932
Certificate of deposit	2,003	3	2,006

Total short-term investments	$32,404	$48	$32,452

Note 3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer hardware and other equipment	$7,457	$5,944
Computer software	2,129	2,001
Furniture and fixtures	329	340
Leasehold improvements	282	289

	10,197	8,574
Less accumulated depreciation	(7,256)	(5,135)

	$2,941	$3,439

Note 4. Commitments and Contingencies

Accrued Liabilities and Leases

Accrued liabilities are comprised primarily of fees to external service providers and other accrued liabilities.

We lease our corporate facility in Sunnyvale, California and lease a number of sales or development offices in various states as well as in certain other countries. In September 2002, we entered into a new corporate facility lease in Sunnyvale, California, which expires in August 2007 and has an option to extend the lease by five years. Additionally, a number of our other leases contain various renewal options. We also have operating leases for certain equipment under an equipment lease financing agreement as described below. Rent expense was $2.5 million, $2.5 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In November 1999, we entered into an equipment lease financing agreement with a lessor that provided for leasing of up to $1.5 million of equipment, including up to $450,000 of software and tenant improvements. All scheduled leases were payable in 36 equal monthly installments. Based on the terms of the individual leases, the leases were treated as either operating or capital. Additionally, we granted the lessor fully vested warrants to purchase up to 14,035 shares of common stock at $4.28 per share, which were exercised during 2001. At December 31, 2003 and 2002 no remaining capital lease obligation existed under this agreement and the capital lease equipment was no longer in use and had been written off. All equipment operating leases will expire in 2004. As of December 31, 2003 the availability of additional borrowings under this agreement had been terminated.

Future Payments

Our future contractual obligations at December 31, 2003 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating Lease Obligations	$1,977	$4,018	$5	$—	$6,000
Purchase Obligations(1)	137	—	—	—	137

Total	$2,114	$4,018	$5	$—	$6,137

(1)	Purchase obligations exclude agreements that are cancelable without penalty.

Legal Proceedings

From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

Note 5. Related Party Transactions

In September 1998, we loaned one of our officers $312,000 through the issuance of two full-recourse notes. During 2001, $18,000 of the principal amount was repaid, and during 2003 the notes were repaid in full.

In November and December 1999, we loaned one of our officers $156,000 through the issuance of two full-recourse notes. During 2001, the notes were repaid in full.

In November 1995, we issued a note to a shareholder with a principal amount of $125,000. During 2001, we repaid the note in full.

During the years ended December 31, 2003, 2002 and 2001, we incurred expenses of approximately $92,000, $90,000 and $102,000, respectively, for certain technical software development consulting services provided to us by the father of one of our officers.

Note 6. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share includes the impact of options and warrants to purchase common stock, if dilutive, using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$(377)	$(3,318)	$1,307

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,649	25,298	24,613
Less: weighted-average shares subject to repurchase	(8)	(28)	(191)

Weighted-average shares used in computing basic net income (loss) per share	25,641	25,270	24,422

Basic net income (loss) per common share	$(0.01)	$(0.13)	$0.05

Diluted weighted average shares:
Basic shares (per above)	25,641	25,270	24,422
Add back: weighted-average shares subject to repurchase	—	—	191
Effect of dilutive securities:
Stock options	—	—	2,592

Weighted-average shares used in computing diluted net income (loss) per share	25,641	25,270	27,205

Diluted net income (loss) per common share	$(0.01)	$(0.13)	$0.05

We have excluded all outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss per share for the years ended December 31, 2003 and 2002, which aggregated 4,457,921 shares and 4,811,876 shares, respectively, because all such securities were antidilutive. Weighted average options outstanding to purchase 871,045 shares of common stock for the year ended December 31, 2001 were not included in the computation of diluted net income per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 7. Acquisitions

IOTA Technology, Inc.

On July 2, 2002, we completed an acquisition of key products and technology from IOTA Technology, Inc. (“IOTA”), which we accounted for as a business acquisition per the guidelines of Emerging Issues Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”).

We acquired signal integrity and power analysis technology, power planning and analysis products, as well as additional deep submicron intellectual property. We are in the process of incorporating the acquired signal integrity and power analysis technology into our existing products, of which the estimated synergistic value on the date of acquisition contributed to goodwill. IOTA’s results of operations were included in our statements of operations from the date of acquisition.

The total purchase price was approximately $5.6 million, comprised of the following: (a) $4.1 million in cash, (b) 300,000 shares of our common stock valued at approximately $1.4 million based on the average closing market price of our common stock over the two trading-day period prior to and including July 2, 2002 and (c) approximately $100,000 of acquisition-related costs. Of the 300,000 shares of our common stock that were issued, 100,000 were held in escrow until they were released in January 2004.

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
Intangible assets subject to amortization (five-year useful lives):
Existing technology	1,900
Core technology	500
Maintenance agreements and related relationships	200
Other	35
Goodwill	1,272

Total assets acquired	5,607

Liabilities assumed:
Maintenance obligation liability	(45)

Total liabilities assumed	(45)

Net assets acquired	$5,562

Bridges2Silicon, Inc.

In November 2002, we completed a product and technology acquisition from Bridges2Silicon, Inc. We acquired their FPGA RTL debug product, core technology and other intellectual property. As the product and technology acquired did not constitute a business per the guidelines of EITF 98-3, we accounted for the transaction as the acquisition of assets.

The total purchase price was approximately $2.6 million, comprised of $2.5 million in cash, of which $250,000 was released from escrow in November 2003, and approximately $100,000 of acquisition-related costs.

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
Intangible assets subject to amortization (five-year useful lives):
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

Note 8. Goodwill and Intangible Assets

The following summarizes our intangible assets as of December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$943	$2,557
Core technology	750	210	540
Maintenance agreements and related relationships	200	60	140

	$4,450	$1,213	$3,237

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	2002 and 2003	2004	2005	2006	2007
Amortization expense	$1,213	$890	$890	$890	$567

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology from IOTA. To date, we have not recognized any impairment losses on goodwill.

Note 9. Shareholders’ Equity

Common Stock

We reserved shares of common stock for issuance at December 31, 2003 as follows:

Stock Options:
Options outstanding	6,911,811
Reserved for future grants	2,680,065
Employee stock purchase plan	1,290,138

10,882,014

To date, we have sold a total of 1,560,668 shares of common stock to employees in connection with restricted stock purchase agreements. These agreements allow us to repurchase unvested shares in the event that the employee is no longer employed by us. As of December 31, 2003 and 2002, 1,111 and 14,444 shares, respectively, were subject to repurchase.

2000 Employee Stock Purchase Plan

In 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 666,666 shares of our common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 12% of their compensation through payroll deductions during defined offering periods. The Purchase Plan is implemented in a series of overlapping 24 month offering periods, and each offering period consists of four six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, equal to the least of 666,666 shares, 2.0% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by the Board. The Purchase Plan will terminate in April 2010.

During the years ended December 31, 2003, 2002 and 2001 we issued 296,212, 291,200 and 286,711 shares, respectively, of our common stock under the Purchase Plan.

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

In 2000, our Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”) and authorized an initial amount of 2,666,666 shares of common stock for grant under the 2000 Plan. The authorized shares available for issuance increase on the first business day of each year by the least of 2,333,333 shares, 5% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board. The 2000 Plan will terminate in April 2010.

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

A summary of option activity under the Option Plans follows:

	Shares Available for Grant	Options Outstanding			Options Exercisable
		Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2000	2,632,666	4,776,615	$0.15-$14.38	$4.53
Additional authorization	1,249,095	—	—	—
Options granted	(1,813,311)	1,813,311	$5.60-$18.90	$11.04
Options exercised	—	(419,016)	$0.15-$6.75	$1.82
Options canceled	180,708	(180,708)	$0.15-$17.24	$8.14
Authorized shares expired	(127,862)	—	—	$—

Balance at December 31, 2001	2,121,296	5,990,202	$0.15-$18.90	$6.58	1,934,912	$3.87
Additional authorization	1,285,927	—	—	—
Options granted	(1,726,372)	1,726,372	$3.56-$13.50	$6.04
Options exercised	—	(509,096)	$0.15-$11.00	$1.44
Options canceled	724,385	(724,385)	$1.80-$18.90	$8.80
Authorized shares expired	(288,155)	—	—	—

Balance at December 31, 2002	2,117,081	6,483,093	$0.15-$18.90	$6.60	3,053,462	$6.15
Additional authorization	1,471,288	—
Options granted	(1,271,425)	1,271,425	$3.19-$7.85	$4.73
Options exercised	—	(342,748)	$0.15-$6.75	$2.16
Options canceled	499,959	(499,959)	$2.25-$18.90	$7.89
Authorized shares expired	(136,838)	—	—	—

Balance at December 31, 2003	2,680,065	6,911,811	$0.15-$18.90	$6.38	3,802,675	$6.65

The weighted average fair values at the grant-date of options granted during the three years ended December 31, 2003 were the following:

	Years Ended December 31,
	2003	2002	2001
Exercise price equaled the market value of the stock on the grant date	$3.12	$4.13	$7.88
Exercise price was greater than the market value of the stock on the grant date	$2.66	$5.98	$4.34

The following table summarizes information about all stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.15-$ 2.25	741,376	4.78	$1.76	741,376	$1.76
$ 2.48-$ 3.43	729,096	7.86	$3.18	314,952	$2.90
$ 3.49-$ 4.58	1,019,027	7.18	$3.99	367,338	$3.92
$ 4.70-$ 6.48	2,167,751	8.20	$5.63	758,639	$5.78
$ 6.50-$ 9.00	856,586	7.55	$7.94	645,391	$8.09
$ 9.05-$11.94	754,792	6.89	$10.73	561,333	$10.69
$12.69-$18.90	643,183	7.20	$14.44	413,646	$14.55

$ 0.15-$18.90	6,911,811	7.33	$6.38	3,802,675	$6.65

Stock-Based Compensation

We have deferred stock-based compensation on pre-IPO stock option grants representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. Deferred stock-based compensation is being amortized by charges to operations on a graded vesting method over the vesting periods of the respective options, generally four years. We recorded amortization of deferred stock-based compensation of approximately $443,000, $542,000 and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded reductions to deferred stock-based compensation of $13,000, $228,000 and $144,000 for the years ended December 31, 2003, 2002 and 2001, respectively, as a result of stock options that were canceled prior to vesting. The corresponding deferred stock compensation expense adjustment for the difference between the graded vesting method and the straight-line method for the cancellation of the unvested options was not significant for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, we had a total of $275,000 remaining to be amortized over the corresponding vesting period of the respective options. The remaining deferred stock-based compensation at December 31, 2003 is expected to be amortized as follows: $188,000 in 2004, $69,000 in 2005 and $18,000 in 2006. Subsequent terminations of option holders may reduce or cause a credit to future stock-based compensation.

Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension of this stock repurchase program until October 2003, which has since expired. Shares were repurchased in the open market at times and prices we considered appropriate. The timing of purchases and the exact number of shares to be purchased depended on market conditions. Repurchased shares of our common stock are no longer deemed outstanding. From inception of the program to December 31, 2003, we repurchased a total of 804,413 shares at an average price of $4.28 per share.

Note 10. Income Taxes

Income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Income (loss) before income taxes:
United States	$(895)	$(2,781)	$2,382
Foreign	553	(179)	(771)

Total income (loss) before income taxes	$(342)	$(2,960)	$1,611

Provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Provision (benefit) for income taxes:
Current:
Federal	$(76)	$—	$76
State	56	20	53
Foreign	55	338	175

Total provision for income taxes	$35	$358	$304

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Income tax expense (benefit) at U.S. statutory rate	$(119)	$(1,036)	$563
State income taxes, net	56	13	53
Foreign income taxes	55	338	175
Deferred compensation	—	—	354
Federal alternative minimum taxes	—	—	76

Unbenefited (benefited) losses	43	1,010	(917)
Other	—	33	—

	$35	$358	$304

As of December 31, 2003, we had federal net operating loss carryforwards of approximately $10.7 million. We also had federal and state tax credit carryforwards of approximately $3.0 million and $2.7 million, respectively. The federal net operating loss carryforwards and tax credit carryforwards will expire beginning in 2012 if not utilized. The state tax credits carry forward indefinitely. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	3,732	1,564
Tax credit carryforwards	4,779	3,867
Capitalized research expenditures	350	479
Deferred revenue	—	1,220
Acquisition-related items	143	905
Other	500	1,476
Total deferred tax assets	9,504	9,511
Valuation allowance	(9,504)	(9,511)

Net deferred taxes	$—	$—

As of December 31, 2003, we had deferred tax assets of approximately $9.5 million. We have evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. Based on the cumulative pre-tax losses we sustained in the three years ended December 31, 2003, a valuation allowance in an amount equal to our net deferred tax assets as of December 31, 2003 was recorded. The valuation allowance decreased by approximately $7,000 in 2003 from 2002 and increased by approximately $4.3 million in 2002 from 2001.

As of December 31, 2003, approximately $601,000 of the valuation allowance reflected above related to the tax benefits of stock option deductions, which will be credited to equity when realized.

Note 11. Industry and Geographic Segment Information

The following table presents enterprise-wide sales to external customers and long-lived assets by geographic areas (in thousands):

	Years Ended December 31,
	2003	2002	2001
Total revenue:
North America	$29,090	$32,078	$37,451
Japan	8,183	2,836	3,314
Europe, Middle East	7,855	6,785	6,825
Rest of Asia	4,432	3,908	1,612

	$49,560	$45,607	$49,202

Long-lived assets (at period end):
North America	7,254	8,689	2,981
Japan	339	326	356
Europe, Middle East	162	334	286
Rest of Asia	254	201	228

	$8,009	$9,550	$3,851

Revenue by geographic area is based on the location of the customer.

Note 12. Employee Benefit Plan

We have a 401(k) Plan in which all United States employees who are age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,000 per employee per year, which totaled $142,000, $174,000 and $170,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

By:	/s/ Bernard Aronson
Bernard Aronson
President, Chief Executive Officer and Director

By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer

Date: March 16, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard Aronson Bernard Aronson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2004

/s/ Douglas S. Miller Douglas S. Miller	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer)	March 16, 2004

/s/ Kenneth S. McElvain Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	March 16, 2004

/s/ Alisa Yaffa Alisa Yaffa	Chairman of the Board, Vice President of Intellectual Property and Secretary	March 16, 2004

/s/ Prabhu Goel Prabhu Goel	Director	March 16, 2004

/s/ Dennis Segers Dennis Segers	Director	March 16, 2004

/s/ Scott J. Stallard Scott J. Stallard	Director	March 16, 2004

/s/ Thomas Weatherford Thomas Weatherford	Director	March 16, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts as of December 31:
2003	$527	$35	$(217)	$(194)	$151
2002	$633	$—	$(100)	$(6)	$527
2001	$487	$356	$—	$(210)	$633

INDEX TO EXHIBITS

3.1.1*	Articles of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Specimen Common Stock Certificate

4.2*	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2*	Amended and Restated 1995 Stock Option Plan

10.2.1*	Form of Option Agreement under the 1995 Stock Option Plan

10.3*	2000 Stock Option Plan

10.3.1*	Form of Option Agreement under the 2000 Stock Option Plan

10.4*	2000 Director Option Plan

10.4.1*	Form of Option Agreement under 2000 Director Option Plan

10.5*	2000 Employee Stock Purchase Plan

10.5.1*	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan

10.9*†	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.1*	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.2*†	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.3***	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.9.4***†	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited

10.10*	Employment Agreement dated June 19, 1997 between Registrant and Bernard Aronson

10.11*	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson

10.12*	Promissory Note and Security Agreement dated September 3, 1998 between Registrant and Robert J. Erickson

10.13*	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller

10.14*†	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.

10.14.1**	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.

10.22*†	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.22.1**	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics

10.23*	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank

10.23.1*	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank

10.24***	Lease dated March 28, 2001 between Registrant and Tebo Development Company for the 4720 Table Mesa Drive, Suite G-100, Boulder, Colorado office

10.25****	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office

10.26****	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office

10.27*****†	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 66)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
*****Filed	as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.