Form 10-Q
period 2004-03-31
SYNPLICITY INC
filed 2004-05-13
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

As of May 3, 2004, the registrant had 26,155,003 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,693	$4,329
Short-term investments	35,897	41,045
Accounts receivable, net of allowances of $135 and $151 at March 31, 2004 and December 31, 2003, respectively	8,103	8,024
Other current assets	1,979	2,054

Total current assets	53,672	55,452
Property and equipment, net of accumulated depreciation of $7,755 and $7,256 at March 31, 2004 and December 31, 2003, respectively	2,884	2,941
Goodwill	1,272	1,272
Intangible assets, net	3,014	3,237
Long-term investments	2,149	—
Other assets	759	559

Total assets	$63,750	$63,461

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,039	$1,098
Accrued liabilities	1,682	1,756
Accrued compensation	2,647	3,328
Deferred revenue	15,804	15,228

Total current liabilities	21,172	21,410
Shareholders’ equity:
Preferred stock	—	—
Common stock	55,749	55,601
Additional paid-in capital	3,452	3,453
Deferred stock-based compensation	(212)	(275)
Accumulated deficit	(15,902)	(16,198)
Accumulated other comprehensive loss	(509)	(530)

Total shareholders’ equity	42,578	42,051

Total liabilities and shareholders’ equity	$63,750	$63,461

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2003. However, the condensed consolidated balance sheet amounts at December 31, 2003 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
License	$7,394	$6,387
Maintenance	6,104	5,176

Total revenue	13,498	11,563
Cost of revenue:
Cost of license	203	56
Cost of maintenance	590	523
Amortization of intangible assets from acquisitions	223	218

Total cost of revenue	1,016	797

Gross profit	12,482	10,766
Operating expenses:
Research and development	5,565	5,237
Sales and marketing	5,418	4,886
General and administrative	1,163	1,146
Stock-based compensation (1)	62	139

Total operating expenses	12,208	11,408

Income (loss) from operations	274	(642)
Other income, net	123	140

Income (loss) before income taxes	397	(502)
Income tax provision	101	130

Net income (loss)	$296	$(632)

Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.01	$(0.02)

Shares used in basic per share calculation	25,895	25,607

Shares used in diluted per share calculation	27,875	25,607

(1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended March 31,
	2004	2003
Cost of maintenance	$1	$3
Research and development	20	51
Sales and marketing	16	36
General and administrative	25	49

Total	$62	$139

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$296	$(632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	512	529
Amortization of deferred stock-based compensation	62	139
Amortization of intangible assets	223	218
Changes in operating assets and liabilities:
Accounts receivable	(79)	1,841
Other current assets	75	46
Other assets	(200)	(1)
Accounts payable	(59)	(131)
Accrued liabilities	(74)	(133)
Accrued compensation	(681)	(427)
Deferred revenue	576	(87)

Net cash provided by operating activities	651	1,362

Investing activities
Purchases of property and equipment	(455)	(323)
Purchases of short-term investments	(10,362)	(11,163)
Purchase of long-term investments	(2,146)	—
Proceeds from maturities of short-term investments	15,530	8,410

Net cash provided by (used in) investing activities	2,567	(3,076)

Financing activities
Proceeds from sale of common stock	148	184
Repurchases of common stock	—	(667)

Net cash provided by (used in) financing activities	148	(483)

Effect of exchange rate changes on cash	(2)	52

Net increase (decrease) in cash and cash equivalents	3,364	(2,145)
Cash and cash equivalents at beginning of period	4,329	8,858

Cash and cash equivalents at end of period	$7,693	$6,713

Supplemental disclosure of cash flow information
Cash paid for taxes	$95	$27

Supplemental schedule of noncash investing and financing activities
Deferred compensation related to stock options	$(1)	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2004 and the statements of operations and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2004 or for any future period. The condensed consolidated balance sheet information as of December 31, 2003 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”),

long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. Our intangible assets are being amortized using the straight-line method over the estimated useful life of five years.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, we have elected the disclosure-only alternative under SFAS 123 and have elected to account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$296	$(632)
Add: Stock-based employee compensation expense included in reported net income (loss)	62	139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,704)	(1,752)

Pro forma net loss	$(1,346)	$(2,245)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.02)

Basic and diluted net loss per share:
Pro forma	$(0.05)	$(0.09)

Guarantees

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license and maintenance fees or providing a fix, patch, work-around or replacement of the software.

We provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products. We also have indemnification agreements with members of our board of directors and certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. Our bylaws also provide for indemnification to directors, officers and employees. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law.

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of March 31, 2004.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at March 31, 2004 (in thousands):

Cash equivalents:
U.S. government agency notes	$5,090
Money market funds	1,430

Total cash equivalents	6,520

Short-term investments:
U.S. government agency notes	28,791
Corporate notes	6,056
Commercial paper	1,050

Total short-term investments	35,897

Long-term investments:
U.S. government agency notes	2,149

Total available-for-sale securities	$44,566

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$296	$(632)

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	25,895	25,620
Less: weighted-average shares subject to repurchase	—	(13)

Weighted-average shares used in computing basic net income (loss) per share	25,895	25,607

Basic net income (loss) per common share	$0.01	$(0.02)

Diluted weighted-average shares:
Basic shares (per above)	25,895	25,607
Effect of dilutive securities:
Stock options	1,980	—

Weighted-average shares used in computing diluted net income (loss) per share	27,875	25,607

Diluted net income (loss) per common share	$0.01	$(0.02)

Weighted average options outstanding to purchase 2,010,112 shares of common stock for the three months ended March 31, 2004 were excluded from the calculation of diluted net income per share because they were antidilutive. All outstanding stock options and shares subject to repurchase by us were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 because all such securities were antidilutive, which aggregated 6,384,125 shares. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$296	$(632)
Foreign currency translation adjustments	(2)	52
Unrealized gain (loss) on investments	23	(26)

Comprehensive income (loss)	$317	$(606)

Note 5. Stock Repurchase Program

In October 2001, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. In October 2002, our Board of Directors authorized an extension to October 2003 of this stock repurchase program, which has since expired. Over the duration of the program, we repurchased a total of 804,413 shares at an average price of $4.28 per share. Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Intangible Assets and Goodwill

The following summarizes our intangible assets as of March 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$1,120	$2,380
Core technology	750	246	504
Maintenance agreements and related relationships	200	70	130

	$4,450	$1,436	$3,014

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Three months ended March 31, 2004	Remainder of 2004	2005	2006	2007
Amortization expense	$223	$667	$890	$890	$567

To date, we have not recognized any impairment losses on goodwill.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three Months Ended March 31, 2004 and 2003—Cost of revenue” regarding the cost of maintenance revenue; the statements under “Three Months Ended March 31, 2004 and 2003—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 43% and 41% of our total revenue in the three months ended March 31, 2004 and March 31, 2003 respectively, and 41% and 30% of our total revenue in 2003 and 2002, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code; and

•	our Amplify ASIC Physical Optimizer product, a physical synthesis product for ASICs; and

•	our Amplify RapidChip Physical Optimizer product, a customized physical synthesis product for LSI Logic’s Platform ASIC.

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

1st Quarter 2004 Financial Highlights

In the first quarter of 2004, we experienced an increase in customer activity, which led to our highest reported quarterly revenue. Maintenance revenue increased over the same quarter last year as several customers returned to active maintenance and overall maintenance renewal rates improved. For the first time in several quarters, our FPGA product bookings in North America increased over the same quarter in the prior year. We also continued to make progress in the cell-based and Structured ASIC markets as bookings for our ASIC synthesis products grew over the same quarter in the prior year. Although international bookings declined compared to the same quarter last year, international revenue increased from the same quarter last year. Operating expenses increased from the first quarter of 2003 as we continued to reduce cost control measures that were put in place during 2001 and 2002. Financial highlights for the quarter are as follows:

•	Total revenue for the 1st quarter of 2004 was $13.5 million, a 17% increase from $11.6 million for the same period in 2003

•	License revenue for the 1st quarter of 2004 was $7.4 million, a 16% increase from $6.4 million for the same period in 2003

•	Maintenance revenue for the 1st quarter of 2004 was $6.1 million, an 18% increase from $5.2 million for the same period in 2003

•	As a percentage of our license revenue for the 1st quarter of 2004, revenue from sales of time-based licenses was 27%, an increase from 17% for the same period in 2003

•	Net income for the 1st quarter of 2004 was $296,000 compared to a net loss of $632,000 for the same period in 2003

•	Net income per share for the 1st quarter of 2004 was $0.01 compared to a $0.02 loss for the same period in 2003

•	Net cash provided by operations for the 1st quarter of 2004 was $651,000, compared to $1.4 million for the same period in 2003

•	Cash and investments as of March 31, 2004 grew to $45.7 million from $45.4 million as of December 31, 2003

•	Working capital as of March 31, 2004 was $32.5 million compared to $34.0 million as of December 31, 2003

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

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation and NEC Electronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the development and the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our last evaluation was for the year ending December 31, 2003 based on the cumulative pre-tax losses we had sustained in the three years ended December 31, 2003. Based on that evaluation, a valuation allowance in the amount equal to our net deferred tax assets was recorded.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2004	2003
Revenue:
License	55%	55%
Maintenance	45	45

Total revenue	100	100
Cost of revenue:
Cost of license	2	—
Cost of maintenance	4	5
Amortization of intangible assets	2	2

Total cost of revenue	8	7

Gross margin	92	93
Operating expenses:
Research and development	41	45
Sales and marketing	40	42
General and administrative	9	10
Stock-based compensation	—	1

Total operating expenses	90	98

Income (loss) from operations	2	(5)
Other income, net	1	1

Income (loss) before income taxes	3	(4)
Income tax provision (benefit)	1	1

Net income (loss)	2%	(5)%

Three Months Ended March 31, 2004 and 2003

Total revenue

Total revenue increased by 17% to $13.5 million for the three months ended March 31, 2004 from $11.6 million for the three months ended March 31, 2003.

License revenue. License revenue increased by 16% to $7.4 million for the three months ended March 31, 2004 from $6.4 million for the three months ended March 31, 2003. This increase was due to higher customer activity in both our FPGA and ASIC product lines, particularly in North America. Additionally, revenue related to our development agreements for the Structured ASIC market was higher than the same period last year.

Maintenance revenue. Maintenance revenue increased by 18% to $6.1 million for the three months ended March 31, 2004 from $5.2 million for the three months ended March 31, 2003. This increase was attributable to back-maintenance charges for customers returning to active maintenance, as well as improved maintenance renewal rates and a larger customer base.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreement with NEC for which revenue is being recognized on a percentage of completion basis. Cost of license revenue increased to $203,000 for the three months ended March 31, 2004 from $56,000 for the three months ended March 31, 2003. As a percent of license revenue, cost of license revenue increased to 3% for the three months ended March 31, 2004 from 1% for the three months ended March 31, 2003. These increases were due to the engineering costs associated with the NEC agreement.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 13% to $590,000 for the three months ended March 31, 2004 from $523,000 for the three months ended March 31, 2003. This increase was primarily due to higher compensation expense from additional employees as well as the removal of salary reductions that were implemented in the first quarter of 2002. As a percent of maintenance revenue, cost of maintenance revenue remained at 10% for the three months ended March 31, 2004 and 2003. We expect that cost of maintenance revenue will continue to increase slightly during the remainder of 2004 as we hire additional employees.

Amortization of intangible assets. Amortization of intangible assets of $223,000 and $218,000 in the three months ended March 31, 2004 and 2003, respectively, reflects the amortization of acquired intangible assets over a five-year useful life.

Operating expenses

Research and development. Research and development expenses increased 6% to $5.6 million for the three months ended March 31, 2004 from $5.2 million for the three months ended March 31, 2003. This increase was primarily due to additional employees and removal of the salary reductions. As a percent of total revenue, research and development expenses decreased to 41% for the three months ended March 31, 2004 from 45% for the same period in 2003 due to higher total revenue. We expect that research and development expenses will continue to increase during the remainder of 2004 as we hire additional employees and adjust compensation levels.

Sales and marketing. Sales and marketing expenses increased 11% to $5.4 million for the three months ended March 31, 2004 from $4.9 million for the three months ended March 31, 2003. This increase was primarily due to higher commissions and removal of the salary reductions. As a percent of total revenue, sales and marketing expenses decreased to 40% for the three months ended March 31, 2004 from 42% for the same period in 2003 due to higher total revenue. We expect that sales and marketing expenses will continue to increase during the remainder of 2004 due to higher commissions expense, the hiring of additional sales and marketing personnel and adjustments to compensation levels.

General and administrative. General and administrative expenses increased 1% to $1.2 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. This increase was mainly due to removal of the salary reductions and higher costs associated with corporate governance compliance, partially offset by the recovery of certain bad debt allowances. As a percent of total revenue, general and administrative expenses decreased to 9% for the three months ended March 31, 2004 from 10% for the same period in 2003 due to higher revenue. We expect that general and administrative expenses will continue to increase during the remainder of 2004 primarily due to higher corporate governance compliance costs, bad debt expenses and adjustments to compensation levels.

Stock-based compensation. Stock-based compensation was $62,000 for the three months ended March 31, 2004 and $139,000 for the three months ended March 31, 2003. The remaining deferred stock compensation at March 31, 2004 is expected to be amortized as follows: $124,000 for the nine months ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 for the year ending December 31, 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net decreased to $123,000 for the three months ended March 31, 2004 compared to $140,000 for the same period in 2003 primarily due to a decrease in interest rates available on investments.

Income Tax

We recorded an income tax provision of $101,000 for the three months ended March 31, 2004 and $130,000 for the three months ended March 31, 2003, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $7.7 million, short-term investments of $35.9 million, long-term investments of $2.1 million and working capital of $32.5 million. Net cash provided by operating activities decreased to $651,000 for the three months ended March 31, 2004 from $1.4 million for the same period in 2003 primarily due to higher accounts receivable at March 31, 2004.

Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2004 compared to $3.1 million used in investing activities for the same period in 2003. For the three months ended March 31, 2004, cash provided by investing activities was from maturities of short-term investments, partially offset by the purchase of short-term and long-term investments as well as computers, equipment and software. For the three months ended March 31, 2003, cash used in investing activities was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities of short-term investments.

Net cash provided by financing activities was $148,000 for the three months ended March 31, 2004 compared to $483,000 used in financing activities for the same period in 2003. Net cash provided by financing activities for the three months ended March 31, 2004 was from sale of common stock to employees. Net cash used in financing activities for the three months ended March 31, 2003 was primarily for repurchases of common stock under our stock repurchase program, partially offset by the sale of common stock to employees.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	the cost and timing of corporate governance compliance;

•	any acquisitions of products or technologies; and

•	the availability of financing.

We believe that our cash and investments of $45.7 million as of March 31, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to reduce the cost control measures that were put in place during 2001 and 2002, and to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions in the United States

We have experienced negative effects from the economic downturn in the United States and in those markets with a heavier reliance on the networking and communications industry. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. Additionally, in an effort to reduce spending, customers have been seeking time-based agreements which causes us to recognize revenue ratably, thus reducing near-term revenue. Although we have begun to see signs of modest improvement in the economy on our business, this downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the market for FPGA and ASIC software products, the health of networking and communications companies and the level of venture funding, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $377,000 in 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002 and $2.6 million in 2000. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or declines, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially. Our expenses may increase in the next 12 months as we:

•	continue to reduce certain cost control measures that were put in place during 2001 and 2002;

•	hire additional research and development engineers to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization; and

•	incur expenses related to the development agreements entered into with semiconductor manufacturers to develop synthesis products for the emerging Structured ASIC market.

Any failure to significantly increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

The Structured ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called Structured ASICs is emerging. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new Structured ASIC device as well as our first physical synthesis product for LSI Logic’s new Platform ASIC device. In addition, we are currently working on customizing our physical synthesis product for NEC’s Structured ASIC device. We are investing significant resources in customizing our Synplify ASIC and Amplify ASIC Physical Optimizer products for this emerging market. Failure of the Structured ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

Our near-term revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 27% of our total license revenue in the three months ended March 31, 2004 and 29% and 23% of our total license revenue in 2003 and 2002, respectively. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $8.75 and a low of $2.98 during the 24 months ended March 31, 2004. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of March 31, 2004, our directors, officers and individuals or entities affiliated with our directors owned 50% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

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

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 78%, 73% and 75% of our license sales in 2003, 2002 and 2001, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. We have only recently begun to see modest improvement in our maintenance renewal rates. If we were to again experience pressure on maintenance renewal rates, our maintenance revenue could stop growing or decline.

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

We need to develop our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to do so, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. Relationships we have established to date include AMI Semiconductor, Artisan Components Inc., Chip Express Corporation, Faraday Technology Corporation, Fujitsu Microelectronics, IBM Microelectronics, LSI Logic, LightSpeed Semiconductor, NEC Electronics, OKI Electric Industry Co. Ltd. and Virtual Silicon Technology Inc. These ASIC and ASIC library vendors have worked with us to develop and qualify our software into all or a portion of their ASIC design flows. If we are unable to expand these relationships or to develop relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $5.8 million of our total revenue in the three months ending March 31, 2004 and $20.5 million and $13.5 million of our total revenue in 2003 and 2002, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

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

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit production of FPGAs and/or ASICs in Asia or reduce government or private sector spending on networking and communications equipment; and

•	the impact of epidemic situations such as the SARS epidemic that occurred in 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 43% and 41% of our total revenue in the three months ended March 31, 2004 and March 31, 2003 respectively, and 41% and 30% of our total revenue in the years 2003 and 2002, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of March 31, 2004, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three months ended March 31, 2004.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2004, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of March 31, 2004, our cash equivalents consisted primarily of money market funds and U.S. government agency notes, our short-term investments consisted primarily of U.S. government agency notes, corporate notes and commercial paper, and our long-term investments consisted of U.S. government agency notes.

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

PART II - OTHER INFORMATION

ITEM 5: OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during the fiscal quarter ended March 31, 2004, the Audit Committee pre-approved the engagement of Ernst & Young LLP, our independent auditors, to provide non-audit services related to tax return preparation, tax consulting, various international statutory audits and transfer pricing studies.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 29, 2004, we furnished pursuant to Item 12 the press release announcing our results for the quarter ended December 31, 2003, which was also filed as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: May 13, 2004	By:	/s/ Bernard Aronson

Bernard Aronson Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 13, 2004	By:	/s/ Douglas S. Miller

Douglas S. Miller Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)