Form 10-Q
period 2004-06-30
SYNPLICITY INC
filed 2004-08-13
CIK 1027362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒ No ☐

As of August 2, 2004, the registrant had 26,089,483 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,135	$4,329
Short-term investments	37,090	41,045
Accounts receivable, net of allowances of $153 and $151 at June 30, 2004 and December 31, 2003, respectively	8,211	8,024
Other current assets	1,664	2,054

Total current assets	56,100	55,452
Property and equipment, net of accumulated depreciation of $8,219 and $7,256 at June 30, 2004 and December 31, 2003, respectively	2,781	2,941
Goodwill	1,272	1,272
Intangible assets, net	2,792	3,237
Long-term investments	2,126	—
Other assets	757	559

Total assets	$65,828	$63,461

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$862	$1,098
Accrued liabilities	1,910	1,756
Accrued compensation	2,415	3,328
Deferred revenue	17,009	15,228

Total current liabilities	22,196	21,410
Shareholders’ equity:
Preferred stock	—	—
Common stock	56,289	55,601
Additional paid-in capital	3,452	3,453
Deferred stock-based compensation	(155)	(275)
Accumulated deficit	(15,433)	(16,198)
Accumulated other comprehensive loss	(521)	(530)

Total shareholders’ equity	43,632	42,051

Total liabilities and shareholders’ equity	$65,828	$63,461

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2003. However, the condensed consolidated balance sheet amounts at December 31, 2003 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	$8,070	$7,043	$15,464	$13,430
Maintenance	6,165	5,196	12,269	10,372

Total revenue	14,235	12,239	27,733	23,802
Cost of revenue:
Cost of license	156	100	359	156
Cost of maintenance	607	525	1,197	1,048
Amortization of intangible assets from acquisitions	222	223	445	441

Total cost of revenue	985	848	2,001	1,645

Gross profit	13,250	11,391	25,732	22,157
Operating expenses:
Research and development	5,821	5,183	11,386	10,420
Sales and marketing	5,607	5,492	11,025	10,378
General and administrative	1,327	1,270	2,490	2,416
Stock-based compensation (1)	57	130	119	269

Total operating expenses	12,812	12,075	25,020	23,483

Income (loss) from operations	438	(684)	712	(1,326)
Other income, net	132	215	255	355

Income (loss) before income taxes	570	(469)	967	(971)
Income tax provision	101	130	202	260

Net income (loss)	$469	$(599)	$765	$(1,231)

Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$0.03	$(0.05)

Shares used in basic per share calculation	26,073	25,569	25,984	25,588

Shares used in diluted per share calculation	27,623	25,569	27,756	25,588

(1) Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of maintenance	$1	$3	$2	$6
Research and development	15	42	35	93
Sales and marketing	15	36	31	72
General and administrative	26	49	51	98

Total	$57	$130	$119	$269

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$765	$(1,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	984	1,079
Amortization of deferred stock-based compensation	119	269
Amortization of intangible assets	445	441
Changes in operating assets and liabilities:
Accounts receivable	(187)	2,015
Other current assets	390	288
Other assets	(198)	(29)
Accounts payable	(236)	377
Accrued liabilities	154	(175)
Accrued compensation	(913)	(448)
Deferred revenue	1,781	726

Net cash provided by operating activities	3,104	3,312

Investing activities
Purchases of property and equipment	(824)	(687)
Purchases of short-term investments	(22,736)	(28,270)
Purchase of long-term investments	(2,133)	—
Proceeds from maturities of short-term investments	26,625	22,902

Net cash provided by (used in) investing activities	932	(6,055)

Financing activities
Proceeds from sale of common stock	923	775
Repurchases of common stock	(235)	(1,606)
Proceeds from repayment of notes receivable from officer	—	294

Net cash provided by (used in) financing activities	688	(537)

Effect of exchange rate changes on cash	82	33

Net increase (decrease) in cash and cash equivalents	4,806	(3,247)
Cash and cash equivalents at beginning of period	4,329	8,858

Cash and cash equivalents at end of period	$9,135	$5,611

Supplemental disclosure of cash flow information
Cash paid for taxes	$197	$65

Supplemental schedule of noncash investing and financing activities
Reversal of deferred compensation related to stock options	$(1)	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2004 and the statements of operations for the three and six months ended June 30, 2004 and 2003 and the statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2004 or for any future period. The condensed consolidated balance sheet information as of December 31, 2003 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation and NEC Electronics Corporation to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, we have elected the disclosure-only alternative under SFAS 123 and have elected to account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$469	$(599)	$765	$(1,231)
Add: Stock-based employee compensation expense included in reported net income (loss)	57	130	119	269
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,640)	(1,459)	(3,344)	(3,211)

Pro forma net loss	$(1,114)	$(1,928)	$(2,460)	$(4,173)

Basic and diluted net income (loss) per share:
As reported	$0.02	$(0.02)	$0.03	$(0.05)

				.
Basic and diluted net loss per share:
Pro forma	$(0.04)	$(0.08)	$(0.09)	$(0.16)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of June 30, 2004.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at June 30, 2004 (in thousands):

Cash equivalents:
U.S. government agency notes	$4,987
Money market funds	2,027
Certificate of deposit	1,000

Total cash equivalents	8,014

Short-term investments:
U.S. government agency notes	32,058
Corporate notes	2,983
Commercial paper	2,049

Total short-term investments	37,090

Long-term investments:
U.S. government agency notes	2,126

Total available-for-sale securities	$47,230

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$469	$(599)	$765	$(1,231)

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	26,073	25,578	25,984	25,599
Less: weighted-average shares subject to repurchase	—	(9)	—	(11)

Weighted-average shares used in computing basic net income (loss) per share	26,073	25,569	25,984	25,588

Basic net income (loss) per common share	$0.02	$(0.02)	$0.03	$(0.05)

Diluted weighted-average shares:
Basic shares (per above)	26,073	25,569	25,984	25,588
Effect of dilutive securities:
Stock options	1,550	—	1,772	—

Weighted-average shares used in computing diluted net income (loss) per share	27,623	25,569	27,756	25,588

Diluted net income (loss) per common share	$0.02	$(0.02)	$0.03	$(0.05)

We have excluded some weighted average options outstanding from the calculation of diluted net income per share for the three and six months ended June 30, 2004, which aggregated 2,308,982 and 2,094,646 shares, respectively, because such securities were antidilutive. We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2003, which aggregated 5,018,664 shares and 4,925,812 shares, respectively, because all such securities were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$469	$(599)	$765	$(1,231)
Foreign currency translation adjustments	84	(19)	82	33
Unrealized loss on investments	(96)	(10)	(73)	(36)

Comprehensive income (loss)	$457	$(628)	$774	$(1,234)

Note 5. Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. From May 2004 to June 30, 2004, we repurchased a total of 38,534 shares at an average price of $6.09 per share. Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Intangible Assets and Goodwill

The following summarizes our intangible assets as of June 30, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$(1,294)	$2,206
Core technology	750	(284)	466
Maintenance agreements and related relationships	200	(80)	120

	$4,450	$(1,658)	$2,792

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Six months ended June 30, 2004	Remainder of 2004	2005	2006	2007
Amortization expense	$445	$445	$890	$890	$567

To date, we have not recognized any impairment losses on goodwill.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “2nd Quarter 2004 Financial Highlights” regarding our future results of operations; the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three and Six Months Ended June 30, 2004 and 2003—Cost of revenue” regarding the cost of maintenance revenue; the statements under “Three and Six Months Ended June 30, 2004 and 2003—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 41% and 42% of our total revenue in the three and six months ended June 30, 2004 respectively, and 41% and 30% of our total revenue in 2003 and 2002, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify PowerPlanner product, an early-stage power grid design solution;

•	our Fortify RealPower product, a power grid design verification tool for deep-submicron integrated circuits;

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code;

•	our Amplify ASIC Physical Optimizer product, a physical synthesis product for ASICs;

•	our Amplify RapidChip Physical Optimizer product, a customized physical synthesis product for LSI Logic’s Platform ASIC;

•	our Amplify ISSP Physical Optimizer product, a customized physical synthesis product for NEC Electronics’ Structured ASIC; and

•	our Synplify DSP product, a solution for implementing DSP designs in FPGAs.

We primarily sell perpetual licenses to use our software products and related maintenance services, and therefore our revenue consists of license and maintenance revenue. Maintenance services include unspecified product updates and electronic, internet-based technical support and telephone support. Historically, we have generated the majority of our total revenue from licenses. We also sell time-based licenses to use our software products, which have represented a growing proportion of total license revenue. Time-based licenses include maintenance services for the duration of their respective terms.

2nd Quarter 2004 Financial Highlights

In the second quarter of 2004, business conditions in North America were still impacted by the economic downturn in the technology industry, but improved modestly with an increasing number of startups and more companies with available budgets to spend on our tools. Sales in Japan and Europe were solid with increases over both the second quarter of 2003 and the first quarter of 2004, while sales growth in Asia was hindered due to reorganization within our Asia sales force. Maintenance revenue increased over the same quarter last year due to higher maintenance renewal rates this quarter compared to last year and our increased level of business. We also continued to have customers return to active maintenance. We continued to make progress in the cell-based and Structured or Platform ASIC (“Structured ASIC”) markets as bookings for our ASIC synthesis products grew over the same quarter in the prior year. Operating expenses increased from the second quarter of 2003 as we removed cost control measures that were in place in 2003, hired additional employees and incurred higher costs associated with corporate governance compliance. We believe our future results of operations will be dependent on improvement in the North American economy as well as the FPGA business, continued growth in our ASIC synthesis business and continued improvement in our maintenance renewal rate. Financial highlights for the quarter are as follows:

•	Total revenue for the 2nd quarter of 2004 was $14.2 million, a 16% increase from $12.2 million for the same period in 2003

•	License revenue for the 2nd quarter of 2004 was $8.1 million, a 15% increase from $7.0 million for the same period in 2003

•	Maintenance revenue for the 2nd quarter of 2004 was $6.2 million, a 19% increase from $5.2 million for the same period in 2003

•	As a percentage of our license revenue for the 2nd quarter of 2004, revenue from sales of time-based licenses was 26%, an increase from 16% for the same period in 2003

•	Net income for the 2nd quarter of 2004 was $469,000 compared to a net loss of $599,000 for the same period in 2003

•	Net income per share for the 2nd quarter of 2004 was $0.02 compared to a $0.02 loss for the same period in 2003

•	Net cash provided by operations for the 2nd quarter of 2004 was $2.5 million, compared to $2.0 million for the same period in 2003

•	Cash and investments as of June 30, 2004 grew to $48.4 million from $45.7 million as of March 31, 2004

•	Working capital as of June 30, 2004 was $33.9 million compared to $32.5 million as of March 31, 2004

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

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation and NEC Electronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees ratably over the period of the licenses since we do not have VSOE of fair value of the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	57%	58%	56%	56%
Maintenance	43	42	44	44

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	1	1	1	1
Cost of maintenance	4	4	4	4
Amortization of intangible assets	2	2	2	2

Total cost of revenue	7	7	7	7

Gross margin	93	93	93	93
Operating expenses:
Research and development	41	42	41	44
Sales and marketing	40	45	40	44
General and administrative	9	11	9	10
Stock-based compensation	0	1	0	1

Total operating expenses	90	99	90	99

Income (loss) from operations	3	(6)	3	(6)
Other income, net	1	2	1	2

Income (loss) before income taxes	4	(4)	4	(4)
Income tax provision	1	1	1	1

Net income (loss)	3%	(5)%	3%	(5)%

Three and Six Months Ended June 30, 2004 and 2003

Total revenue

Total revenue increased by 16% to $14.2 million for the three months ended June 30, 2004 from $12.2 million for the three months ended June 30, 2003. Total revenue increased by 17% to $27.7 million for the six months ended June 30, 2004 from $23.8 million for the six months ended June 30, 2003.

License revenue. License revenue increased by 15% to $8.1 million for the three months ended June 30, 2004 from $7.0 million for the three months ended June 30, 2003. License revenue increased by 15% to $15.5 million for the six months ended June 30, 2004 from $13.4 million for the six months ended June 30, 2003. These increases were due to higher license revenue in Japan and North America. Additionally, revenue recognized from our development agreements for the Structured ASIC market was higher than the same period last year.

Maintenance revenue. Maintenance revenue increased by 19% to $6.2 million for the three months ended June 30, 2004 from $5.2 million for the three months ended June 30, 2003. Maintenance revenue increased by 18% to $12.3 million for the six months ended June 30, 2004 from $10.4 million for the six months ended June 30, 2003. This increase was attributable to higher maintenance renewal rates compared to the prior year, our increased level of business and back-maintenance charges for customers returning to active maintenance.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreement with NEC for which revenue is being recognized on a percentage of completion basis. Cost of license revenue increased by 56% to $156,000 for the three months ended June 30, 2004 from $100,000 for the three months ended June 30, 2003. Cost of license revenue increased by 130% to $359,000 for the six months ended June 30, 2004 from $156,000 for the six months ended June 30, 2003. As a percent of license revenue, cost of license revenue increased to 2% for the three and six months ended June 30, 2004 from 1% for the three and six months ended June 30, 2003. These increases were primarily due to engineering costs associated with the NEC agreement incurred in the three and six months ended June 30, 2004.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 16% to $607,000 for the three months ended June 30, 2004 from $525,000 for the three months ended June 30, 2003. Cost of maintenance revenue increased 14% to $1.2 million for the six months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003. These increases were primarily due to higher compensation expense from additional employees as well as the removal of salary reductions that were in place in 2003. As a percent of maintenance revenue, cost of maintenance revenue remained at 10% for the three months and six months ended June 30, 2004 and 2003.

Amortization of intangible assets. Amortization of intangible assets of $222,000 and $445,000 in the three and six months ended June 30, 2004, respectively, reflects the amortization of acquired intangible assets over a five-year useful life. Amortization of intangible assets amounted to $223,000 and $441,000 in the three and six months ended June 30, 2003, respectively.

Operating expenses

Research and development. Research and development expenses increased 12% to $5.8 million for the three months ended June 30, 2004 from $5.2 million for the three months ended June 30, 2003. Research and development expenses increased 9% to $11.4 million for the six months ended June 30, 2004 from $10.4 million for the six months ended June 30, 2003. These increases were primarily due to additional employees and the removal of salary reductions. We expect that research and development expenses will continue to increase during the remainder of 2004 as we hire additional employees and adjust compensation levels. As a percent of total revenue, research and development expenses decreased to 41% for the three months ended June 30, 2004 from 42% for the same period in 2003. As a percent of total revenue, research and development expenses decreased to 41% for the six months ended June 30, 2004 from 44% for the same period in 2003 due to higher revenue.

Sales and marketing. Sales and marketing expenses increased 2% to $5.6 million for the three months ended June 30, 2004 from $5.5 million for the three months ended June 30, 2003. Sales and marketing expenses increased 6% to $11.0 million for the six months ended June 30, 2004 from $10.4 million for the six months ended June 30, 2003. These increases were mainly due to removal of salary reductions, higher commission expense and costs associated with a tradeshow in the second quarter of 2004. We expect that sales and marketing expenses will continue to increase slightly during the remainder of 2004 due to higher commission expense, hiring of additional employees and adjustments to compensation levels. As a percent of total revenue, sales and marketing decreased to 40% for the three months ended June 30, 2004 from 45% for the three months ended June 30, 2003. As a percent of total revenue, sales and marketing expenses decreased to 40% for the six months ended June 30, 2004 from 44% for the six months ended June 30, 2003, mainly due to higher revenue.

General and administrative. General and administrative expenses increased 4% to $1.33 million for the three months ended June 30, 2004 from $1.27 million for the three months ended June 30, 2003. General and administrative expenses increased 3% to $2.5 million for the six months ended June 30, 2004 from $2.4 million for the six months ended June 30, 2003. These increases were mainly due to the removal of salary reductions as well as higher costs associated with corporate governance compliance and additional employees, partially offset by the recovery of certain bad debt allowances. We expect that general and administrative expenses will continue to increase during the remainder of 2004 due to higher corporate governance compliance costs and adjustments to compensation levels. As a percent of total revenue, general and administrative expenses decreased to 9% for the three and six months ended June 30, 2004 from 10% for the three and six months ended June 30, 2003.

Stock-based compensation. Stock-based compensation was $57,000 for the three months ended June 30, 2004 and $130,000 for the three months ended June 30, 2003. Stock-based compensation was $119,000 for the six months ended June 30, 2004 and $269,000 for the six months ended June 30, 2003. The remaining deferred stock compensation at June 30, 2004 is expected to be amortized as follows: $67,000 for the six months ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 for the year ending December 31, 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net decreased to $132,000 for the three months ended June 30, 2004 compared to $215,000 for the same period in 2003. Other income, net decreased to $255,000 for the six months ended June 30, 2004 compared to $355,000 for the same period in 2003. These decreases were primarily due to interest received on full payment of a note from one of our officers in 2003.

Income Tax

We recorded income tax provisions of $101,000, $202,000, $130,000 and $260,000 for the three and six months ended June 30, 2004 and 2003, respectively, which relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $9.1 million, short-term investments of $37.1 million, long-term investment of $2.1 million and working capital of $33.9 million. Net cash provided by operating activities decreased to $3.1 million for the six months ended June 30, 2004 from $3.3 million for the same period in 2003 primarily due to higher accounts receivable at June 30, 2004.

Net cash provided by investing activities was $932,000 for the six months ended June 30, 2004 compared to $6.1 million used for investing activities for the same period in 2003. For the six months ended June 30, 2004 cash provided by investing activities was from maturities of short-term investments offset by purchase of short-term investments and purchase of computer, equipment and software. Cash used in investing activities for the six months ended June 30, 2003 was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities and/or sales of short-term investments.

Net cash provided by financing activities was $688,000 for the six months ended June 30, 2004 compared to $537,000 used in financing activities for the same period in 2003. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily from the sale of common stock to employees, partially offset by repurchases of common stock. Net cash used in financing activities for the six months ended June 30, 2003 was primarily for repurchases of common stock under our stock repurchase program, partially offset by the sale of common stock to employees and receipt of cash in full repayment of a note from one of our officers. The note to our officer was issued in September 1998 and our current policy is not to enter into such agreements with our officers.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	the cost and timing of corporate governance compliance:

•	any acquisitions of products or technologies;

•	the extent of stock repurchases; and

•	the availability of financing.

We believe that our cash and investments of $48.4 million as of June 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the adverse economic conditions in the United States

We have experienced negative effects from the economic downturn in the United States and in those markets with a heavier reliance on the networking and communications industry. Many of our customers continue to tightly control spending and have reduced or delayed purchase orders. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. Additionally, in an effort to reduce spending, customers have been seeking time-based agreements which cause us to recognize revenue ratably, thus reducing near-term revenue. Although we have begun to see signs of modest improvement in the United States economy on our business, this downturn could continue or worsen, and may further extend to other geographic regions. A continuation or worsening of current economic conditions in the United States, particularly in the networking and communications industry, or extension of such conditions to other geographic regions or industries, would continue to adversely affect our business.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had a net loss of $377,000 in 2003 and have had significant net losses in the past, including net losses of $3.3 million in 2002 and $2.6 million in 2000. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or declines, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially. Our expenses may increase in the next 12 months as we:

•	hire additional research and development engineers to enhance our existing products and technologies;

•	continue to develop additional logic synthesis, physical synthesis or other products;

•	may expand our international direct sales force;

•	may increase the size of our customer support organization; and

•	incur expenses related to compliance with the Sarbanes-Oxley Act of 2002.

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

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 78%, 73% and 75% of our license sales in 2003, 2002 and 2001, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. We have recently begun to see improvement in our maintenance renewal rates. However, if we were to again experience pressure on maintenance renewal rates, our maintenance revenue could stop growing or decline.

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

Our near-term revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 27% of our total license revenue in the six months ended June 30, 2004 and 29% and 23% of our total license revenue in 2003 and 2002, respectively. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them ratably over the term of the agreements. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of investment analysts and others.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of June 30, 2004, our directors, officers and individuals or entities affiliated with our directors owned 49% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $8.75 and a low of $2.98 during the 24 months ended June 30, 2004. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence, could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

If the markets for FPGA and ASIC products do not develop and expand as we anticipate, our revenue may not increase or may decline because our products may not be needed

We expect that the majority of our revenue will continue to come from sales of our logic synthesis, physical synthesis and verification products. We depend on the growing use of logic synthesis products to design FPGAs for use in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. If the role of FPGAs in these types of equipment does not increase, or decreases, our revenue would decline. The FPGA market may not expand if customers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new FPGAs they design and would reduce their need for our products. We also depend on the continued adoption of cell-based and Structured ASICs. If demand for our software products does not grow as expected, or decline, we may choose to lower the prices of our products or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not continue to widely adopt the use of FPGAs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for sales of our licenses is limited.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 20 patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $5.9 million and $11.7 million of our total revenue in the three and six months ending June 30, 2004, respectively, and $20.5 million and $13.5 million of our total revenue in 2003 and 2002, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea, Taiwan and the People’s Republic of China. We also rely on indirect sales in Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Although we have increased our international sales activities, we still have limited experience in marketing and directly selling our products internationally. Our international operations may be subject to other risks, including:

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

We rely on the services of key personnel, particularly those in our engineering and sales organizations, and those persons’ knowledge of our business and technical expertise would be difficult to replace

Our products and technologies are complex and we rely on experienced and knowledgeable research and development, customer support and sales personnel. In particular, we depend substantially on the continued service of Bernard Aronson, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. There is a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected. For example, we recently experienced weakness in certain of our Asian sales locations due to reorganization within our Asia sales force.

Modifications to our effective tax rates or government reviews of our tax returns could affect our results of operations

We are subject to income and transaction taxes in the United States and in multiple foreign locations. Determining our worldwide provision for income taxes involves judgment and estimates and we cannot be certain that no subsequent adjustments will be needed should updated information become available. Future effective tax rates could be affected by changes in our foreign tax estimates, the valuation of our deferred tax assets and liabilities, or changes in tax laws or the interpretation of such tax laws. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future. For example, we are currently undergoing an audit of our United States federal income tax return for 2002. Although we believe our tax estimates are reasonable, we cannot be certain that the results of this audit or any other audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during this audit or a future audit, our operating results or financial position could be materially affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 41% and 42% of our total revenue in the three and six months ended June 30, 2004, respectively, and 41% and 30% of our total revenue in the years 2003 and 2002, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of June 30, 2004, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three months ended June 30, 2004.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2004, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of June 30, 2004, our cash equivalents consisted of U.S. government agency notes, money market funds and a certificate of deposit, our short-term investments consistedof U.S. government agency notes, corporate notes and commercial paper, and our long-term investments consisted of U.S. government agency notes.

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

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
April 1, 2004 through April 30, 2004	—	$—	—	—
May 1, 2004 through May 31, 2004	18,000	$6.08	18,000	982,000
June 1, 2004 through June 30, 2004	20,534	$6.10	20,534	961,466

Total	38,534	$6.09	38,534	961,466

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 18, 2004 in Sunnyvale, California. Of the 25,913,547 shares of our capital stock entitled to vote at the meeting, 20,353,670 shares were present in person or by proxy. Two proposals were submitted to the shareholders for action or approval and the following are the results.

Proposal I - A proposal to elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until their earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Bernard Aronson	20,352,077	1,593	—
Prabhu Goel	20,312,713	40,957	—
Kenneth S. McElvain	18,603,395	1,750,275	—
Dennis Segers	20,290,777	62,893	—
Scott J. Stallard	20,253,967	99,703	—
Thomas Weatherford	20,253,967	99,703	—
Alisa Yaffa	20,346,382	7,288	—

Proposal II - A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

For	Against	Abstain
20,281,474	66,000	6,196

ITEM 5: OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during the fiscal quarter ended June 30, 2004, our Audit Committee pre-approved our renewal of a license to use a database for accounting research provided by Ernst & Young LLP, our independent auditors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.33	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bernie Aronson

10.34	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bob Erickson

10.35	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Gary Meyers

10.36	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Doug Miller

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office

10.38	Sub-lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 20, 2004, we furnished pursuant to Item 12 the press release announcing our results for the quarter ended March 31, 2004, which was also furnished as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: August 13, 2004	By:	/s/ Bernard Aronson
Bernard Aronson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Douglas S. Miller
Douglas S. Miller
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)