Form 10-Q
period 2004-09-30
SYNPLICITY INC
filed 2004-11-12
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☒    No  ☐

As of November 2, 2004, the registrant had 26,099,214 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,338	$4,329
Short-term investments	35,220	41,045
Accounts receivable, net of allowances of $129 and $151 at September 30, 2004 and December 31, 2003, respectively	7,669	8,024
Other current assets	1,698	2,054

Total current assets	56,925	55,452
Property and equipment, net of accumulated depreciation of $8,665 and $7,256 at September 30, 2004 and December 31, 2003, respectively	2,753	2,941
Goodwill	1,272	1,272
Intangible assets, net	2,569	3,237
Other assets	755	559

Total assets	$64,274	$63,461

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$810	$1,098
Accrued liabilities	1,843	1,756
Accrued compensation	2,696	3,328
Deferred revenue	15,561	15,228

Total current liabilities	20,910	21,410
Shareholders’ equity:
Common stock	55,243	55,601
Additional paid-in capital	3,452	3,453
Deferred stock-based compensation	(117)	(275)
Accumulated deficit	(14,787)	(16,198)
Accumulated other comprehensive loss	(427)	(530)

Total shareholders’ equity	43,364	42,051

Total liabilities and shareholders’ equity	$64,274	$63,461

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2003. However, the condensed consolidated balance sheet amounts at December 31, 2003 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License	$7,733	$6,924	$23,197	$20,354
Maintenance	6,387	5,622	18,656	15,994

Total revenue	14,120	12,546	41,853	36,348
Cost of revenue:
Cost of license	89	46	448	202
Cost of maintenance	619	544	1,816	1,592
Amortization of intangible assets from acquisitions	223	223	668	664

Total cost of revenue	931	813	2,932	2,458

Gross profit	13,189	11,733	38,921	33,890
Operating expenses:
Research and development	6,070	5,455	17,456	15,875
Sales and marketing	4,909	4,955	15,934	15,333
General and administrative	1,651	1,151	4,141	3,567
Stock-based compensation (1)	38	98	157	367

Total operating expenses	12,668	11,659	37,688	35,142

Income (loss) from operations	521	74	1,233	(1,252)
Other income, net	155	110	410	465

Income (loss) before income taxes	676	184	1,643	(787)
Income tax provision (benefit)	30	(225)	232	35

Net income (loss)	$646	$409	$1,411	$(822)

Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.02	$0.02	$0.05	$(0.03)

Shares used in basic per share calculation	26,014	25,583	25,994	25,586

Shares used in diluted per share calculation	26,858	27,052	27,460	25,586

(1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of maintenance	$1	$2	$3	$8
Research and development	11	30	46	123
Sales and marketing	10	31	41	103
General and administrative	16	35	67	133

Total	$38	$98	$157	$367

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$1,411	$(822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,443	1,634
Amortization of deferred stock-based compensation	157	367
Amortization of intangible assets	668	664
Changes in operating assets and liabilities:
Accounts receivable	355	1,863
Other current assets	356	2
Other assets	(196)	(87)
Accounts payable	(288)	23
Accrued liabilities	87	(138)
Accrued compensation	(632)	51
Deferred revenue	333	394

Net cash provided by operating activities	3,694	3,951

Investing activities
Purchases of property and equipment	(1,255)	(1,148)
Purchases of short-term investments	(30,375)	(39,455)
Proceeds from maturities of short-term investments	36,150	35,487

Net cash provided by (used in) investing activities	4,520	(5,116)

Financing activities
Proceeds from sale of common stock	987	962
Repurchases of common stock	(1,345)	(1,627)
Proceeds from repayment of notes receivable from officer	—	294

Net cash used in financing activities	(358)	(371)
Effect of exchange rate changes on cash	153	(163)

Net increase (decrease) in cash and cash equivalents	8,009	(1,699)
Cash and cash equivalents at beginning of period	4,329	8,858

Cash and cash equivalents at end of period	$12,338	$7,159

Supplemental disclosure of cash flow information

Cash paid for taxes	$240	$166

Supplemental schedule of noncash investing and financing activities

Reversal of deferred compensation related to canceled stock options	$(1)	$(13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2004 and the statements of operations for the three and nine months ended September 30, 2004 and 2003 and the statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2004 or for any future period. The condensed consolidated balance sheet information as of December 31, 2003 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance. Depending on the product, we offer maintenance renewals at either 15% or 20% of the list price of the specific product license, which is based on industry norms.

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

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the license as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain field programmable gate array (“FPGA”) manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized on a straight-line basis over the period of each arrangement, as we do not have VSOE of fair value of maintenance for these arrangements since it is not priced or offered separately.

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation, NEC Electronics Corporation and Fujitsu Microelectronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$646	$409	$1,411	$(822)
Add: Stock-based employee compensation expense included in reported net income (loss)	38	98	157	367
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,494)	(1,773)	(4,838)	(4,984)

Pro forma net loss	$(810)	$(1,266)	$(3,270)	$(5,439)

Basic and diluted net income (loss) per share:
As reported	$0.02	$0.02	$0.05	$(0.03)

Basic and diluted net loss per share:
Pro forma	$(0.03)	$(0.05)	$(0.13)	$(0.21)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of September 30, 2004.

Segment Information

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at September 30, 2004 (in thousands):

Cash equivalents:
U.S. government agency notes	$7,164
Certificate of deposit	2,850
Commercial paper	997
Money market funds	365

Total cash equivalents	11,376

Short-term investments:
U.S. government agency notes	32,271
Corporate notes	2,949

Total short-term investments	35,220

Total available-for-sale securities	$46,596

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$646	$409	$1,411	$(822)

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	26,014	25,589	25,994	25,596
Less: weighted-average shares subject to repurchase	—	(6)	—	(10)

Weighted-average shares used in computing basic net income (loss) per share	26,014	25,583	25,994	25,586

Basic net income (loss) per common share	$0.02	$0.02	$0.05	$(0.03)

Diluted weighted-average shares:
Basic shares (per above)	26,014	25,583	25,994	25,586
Weighted-average shares subject to repurchase	—	6	—	—
Effect of dilutive securities: Stock options	844	1,463	1,466	—

Weighted-average shares used in computing diluted net income (loss) per share	26,858	27,052	27,460	25,586

Diluted net income (loss) per common share	$0.02	$0.02	$0.05	$(0.03)

We have excluded some weighted average options outstanding from the calculation of diluted net income per share for the three and nine months ended September 30, 2004, which aggregated 4,403,341 shares and 2,714,384 shares, respectively, because such securities were antidilutive. Weighted average options outstanding to purchase 2,820,036 shares of common stock for the three months ended September 30, 2003 were excluded from the calculation of diluted net income per share because they were antidilutive. We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the nine months ended September 30, 2003, which aggregated 4,968,681 shares because all such securities were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$646	$409	$1,411	$(822)
Foreign currency translation adjustments	71	(196)	153	(163)
Unrealized gain (loss) on investments	23	(16)	(50)	(52)

Comprehensive income (loss)	$740	$197	$1,514	$(1,037)

Note 5. Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. From inception of the program to September 30, 2004, we repurchased a total of 274,510 shares at an average price of $4.90, including 235,976 shares at an average price of $4.71 per share for the three months ended September 30, 2004. Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Intangible Assets and Goodwill

The following summarizes our intangible assets as of September 30, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$(1,470)	$2,030
Core technology	750	(321)	429
Maintenance agreements and related relationships	200	(90)	110

	$4,450	$(1,881)	$2,569

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Nine months ended September 30, 2004	Remainder of 2004	2005	2006	2007
Amortization expense	$668	$222	$890	$890	$567

To date, we have not recognized any impairment losses on goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “3rd Quarter 2004 Financial Highlights” regarding our future results of operations; the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses and additional allowances for doubtful accounts; the statements under “Three and Nine Months Ended September 30, 2004 and 2003—Cost of revenue” regarding the cost of maintenance revenue; the statements under “Three and Nine Months Ended September 30, 2004 and 2003—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside North America represented approximately 40% and 41% of our total revenue in the three and nine months ended September 30, 2004, respectively, and 41% and 30% of our total revenue in 2003 and 2002, respectively.

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

3rd Quarter 2004 Financial Highlights

The third quarter of 2004 was a financially difficult quarter for us and our industry. As the quarter progressed, we saw customers becoming more cautious in their buying decisions, which resulted in several sizable sale transactions being delayed past quarter end. Additionally, effects of sales channel restructuring in Taiwan, India, and China hindered our growth in Asia. Maintenance revenue, however, increased over the same quarter last year due to higher maintenance renewal rates during the third quarter of 2004 as well as customers returning to active maintenance. We continued to make progress in the cell-based and structured ASIC markets as bookings for our ASIC synthesis products grew over the same quarter in the prior year and we entered into a structured ASIC development agreement with Fujitsu. Operating expenses increased from the third quarter of 2003 as we removed cost control measures that were in place in 2003, hired more employees and incurred higher costs associated with corporate governance compliance. We believe our future results of operations will be dependent on improvement in the North American economy as well as the FPGA business, effectiveness of the restructured sales channel in certain Asian countries, continued growth in our ASIC business and continued improvement in our maintenance renewal rate. Financial highlights for the quarter are as follows:

•	Total revenue for the 3rd quarter of 2004 was $14.1 million, a 13% increase from $12.5 million for the same period in 2003

•	License revenue for the 3rd quarter of 2004 was $7.7 million, a 12% increase from $6.9 million for the same period in 2003

•	Maintenance revenue for the 3rd quarter of 2004 was $6.4 million, a 14% increase from $5.6 million for the same period in 2003

•	As a percentage of our license revenue for the 3rd quarter of 2004, revenue from sales of time-based licenses was 31%, an increase from 19% for the same period in 2003

•	Net income for the 3rd quarter of 2004 was $646,000 compared to net income of $409,000 for the same period in 2003

•	Net income per share for both the 3rd quarter of 2004 and the same period in 2003 was $0.02

•	Net cash provided by operations for the 3rd quarter of 2004 was $590,000, compared to $639,000 for the same period in 2003

•	Cash and investments as of September 30, 2004 decreased to $47.6 million from $48.4 million as of June 30, 2004

•	Working capital as of September 30, 2004 was $36.0 million compared to $33.9 million as of June 30, 2004

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance. Depending on the product, we offer maintenance renewals at either 15% or 20% of the list price of the specific product license, which is based on industry norms.

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

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the license as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of these agreements we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on these arrangements is also allocated to license and maintenance revenue and recognized on a straight-line basis over the period of each arrangement, as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately.

We have entered into agreements with semiconductor manufacturers LSI Logic Corporation, NEC Electronics and Fujitsu Microelectronics to customize our ASIC synthesis or physical synthesis tools for certain of their products. When licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments are made, material write-downs of net intangible assets and/or goodwill could occur. In addition, determining the useful life for an intangible asset is a matter of judgment and has an impact on the amount of amortization expense recorded in any given period. Different assumptions about the useful life of an intangible asset would result in more or less amortization expense being recorded in a given period. Our intangible assets are being amortized using the straight-line method over the estimated useful life of five years.

Allowance for Doubtful Accounts

We maintain and update quarterly an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This allowance is calculated based on estimated loss percentages applied to accounts at risk based on number of days past due. Management uses its judgment to determine accounts that are at risk based on facts and circumstances associated with each account. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License	55%	55%	55%	56%
Maintenance	45	45	45	44

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	1	—	1	1
Cost of maintenance	4	4	4	4
Amortization of intangible assets	2	2	2	2

Total cost of revenue	7	6	7	7

Gross margin	93	94	93	93
Operating expenses:
Research and development	43	43	42	43
Sales and marketing	35	40	38	42
General and administrative	11	9	10	10
Stock-based compensation	—	1	—	1

Total operating expenses	89	93	90	96

Income (loss) from operations	4	1	3	(3)
Other income, net	1	—	1	1

Income (loss) before income taxes	5	1	4	(2)
Income tax provision (benefit)	—	(2)	1	—

Net income (loss)	5%	3%	3%	(2)%

Three and Nine Months Ended September 30, 2004 and 2003

Total revenue

Total revenue increased by 13% to $14.1 million for the three months ended September 30, 2004 from $12.5 million for the three months ended September 30, 2003. Total revenue increased by 15% to $41.9 million for the nine months ended September 30, 2004 from $36.3 million for the nine months ended September 30, 2003.

License revenue. License revenue increased by 12% to $7.7 million for the three months ended September 30, 2004 from $6.9 million for the three months ended September 30, 2003. License revenue increased by 14% to $23.2 million for the nine months ended September 30, 2004 from $20.4 million for the nine months ended September 30, 2003. These increases were primarily due to higher license revenue recognized from our development agreements for the structured ASIC market than the same period last year, as well as higher license revenue in North America and Europe.

Maintenance revenue. Maintenance revenue increased by 14% to $6.4 million for the three months ended September 30, 2004 from $5.6 million for the three months ended September 30, 2003. Maintenance revenue increased by 17% to $18.7 million for the nine months ended September 30, 2004 from $16.0 million for the nine months ended September 30, 2003. This increase was attributable to higher maintenance renewal rates compared to the prior year, our increased level of business, back-maintenance charges for customers returning to active maintenance and higher maintenance prices.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreement with NEC for which revenue was recognized on a percentage of completion basis. Cost of license revenue increased to $89,000 for the three months ended September 30, 2004 from $46,000 for the three months ended September 30, 2003. Cost of license revenue increased to $448,000 for the nine months ended September 30, 2004 from $202,000 for the nine months ended September 30, 2003. As a percent of license revenue, cost of license revenue was 1% for the three months ended September 30, 2004 and 2003. As a percent of license revenue, cost of license revenue increased to 2% for the nine months ended September 30, 2004 from 1% for the nine months ended September 30, 2003. These increases were primarily due to engineering costs associated with the NEC agreement incurred in the three and nine months ended September 30, 2004.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue increased 14% to $619,000 for the three months ended September 30, 2004 from $544,000 for the three months ended September 30, 2003. Cost of maintenance revenue increased 14% to $1.8 million for the nine months ended September 30, 2004 from $1.6 million for the nine months ended September 30, 2003. These increases were primarily due to higher compensation expense from additional employees as well as the removal of salary reductions that were in place in 2003. As a percent of maintenance revenue, cost of maintenance revenue remained at 10% for the three months and nine months ended September 30, 2004 and 2003.

Amortization of intangible assets. Amortization of intangible assets of $223,000 and $668,000 in the three and nine months ended September 30, 2004, respectively, reflects the amortization of acquired intangible assets over a five-year useful life. Amortization of intangible assets amounted to $223,000 and $664,000 in the three and nine months ended September 30, 2003, respectively.

Operating expenses

Research and development. Research and development expenses increased 11% to $6.1 million for the three months ended September 30, 2004 from $5.5 million for the three months ended September 30, 2003. Research and development expenses increased 10% to $17.5 million for the nine months ended September 30, 2004 from $15.9 million for the nine months ended September 30, 2003. These increases were primarily due to additional employees and the removal of salary reductions. As a percent of total revenue, research and development expenses remained at 41% for the three months ended September 30, 2004 and 2003. As a percent of total revenue, research and development expenses decreased to 42% for the nine months ended September 30, 2004 from 44% for the same period in 2003 due to higher revenue. We do not expect research and development expenses will fluctuate significantly in the fourth quarter of 2004 from the third quarter.

Sales and marketing. Sales and marketing expenses decreased 1% to $4.9 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003 due to lower commission expense on lower product bookings. Sales and marketing expenses increased 4% to $15.9 million for the nine months ended September 30, 2004 from $15.3 million for the nine months ended September 30, 2003 mainly due to removal of salary reductions and higher commission expense in the first and second quarters of 2004. As a percent of total revenue, sales and marketing decreased to 35% for the three months ended September 30, 2004 from 39% for the three months ended September 30, 2003, and to 38% for the nine months ended September 30, 2004 from 42% for the nine months ended September 30, 2003, mainly due to higher revenue. We expect that sales and marketing expenses will increase in the fourth quarter of 2004 from the third quarter due to the seasonally higher commission expense and increased marketing and tradeshow activity.

General and administrative. General and administrative expenses increased 43% to $1.7 million for the three months ended September 30, 2004 from $1.2 million for the three months ended September 30, 2003. General and administrative expenses increased 16% to $4.1 million for the nine months ended September 30, 2004 from $3.6 million for the nine months ended September 30, 2003. These increases were mainly due to higher costs associated with corporate governance compliance, as well as the removal of salary reductions and additional employees. As a percent of total revenue, general and administrative expenses increased to 12% for the three months ended September 30, 2004 from 9% for the three months ended September 30, 2003. As a percent of total revenue, general and administrative expenses remained at 10% for the nine months ended September 30, 2004 and 2003. We do not expect general and administrative expenses will increase significantly in the fourth quarter of 2004 from the third quarter.

Stock-based compensation. Stock-based compensation was $38,000 for the three months ended September 30, 2004 and $98,000 for the three months ended September 30, 2003. Stock-based compensation was $157,000 for the nine months ended September 30, 2004 and $367,000 for the nine months ended September 30, 2003. The remaining deferred stock compensation at September 30, 2004 is expected to be amortized as follows: $29,000 for the three months ending December 31, 2004, $69,000 for the year ending December 31, 2005 and $19,000 for the year ending December 31, 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net increased to $155,000 for the three months ended September 30, 2004 compared to $110,000 for the same period in 2003 due to higher interest rates on a higher investment balance. Other income, net decreased to $410,000 for the nine months ended September 30, 2004 compared to $465,000 for the same period in 2003 primarily due to interest received on full payment of a note from one of our officers in 2003.

Income Tax

We recorded an income tax provision of $30,000 and $232,000 for the three and nine months ended September 30, 2004, respectively. These provisions relate primarily to estimated foreign taxes calculated on year to date income. Additionally, our tax provision for the third quarter 2004 reflects revised analysis of our expected 2004 tax obligations, and includes reversals of certain tax accruals resulting from lower taxes due on the filing of our 2003 worldwide tax returns during the quarter. We recorded an income tax provision of $35,000 for the nine months ended September 30, 2003 which related primarily to estimated foreign taxes calculated on year to date income, partially offset by an income tax benefit of $225,000 for the three months ended September 30, 2003. The tax benefit was based on reversals of certain tax accruals established in 2003 and prior years resulting from the final filing of our 2002 worldwide tax returns during the quarter and the completion of several international transfer pricing studies that supported filed positions.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $11.3 million, short-term investments of $36.2 million and working capital of $36.0 million. Net cash provided by operating activities decreased to $3.7 million for the nine months ended September 30, 2004 from $4.0 million for the same period in 2003 primarily due to higher accounts receivable at September 30, 2004.

Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2004 compared to net cash used in investing activities of $5.1 million for the same period in 2003. For the nine months ended September 30, 2004 cash provided by investing activities was from maturities of short-term investments offset by purchase of short-term investments and purchase of computers, equipment and software. Cash used in investing activities for the nine months ended September 30, 2003 was for the purchase of short-term investments, as well as the purchase of computers, equipment and software, partially offset by maturities of short-term investments.

Net cash used in financing activities was $358,000 for the nine months ended September 30, 2004 compared to $371,000 for the same period in 2003. Net cash used in financing activities for the nine months ended September 30, 2004 was primarily for repurchases of common stock under our current stock repurchase program, partially offset by the sale of common stock to employees. Net cash used in financing activities for the nine months ended September 30, 2003 was primarily for repurchases of common stock under our previous stock repurchase program, partially offset by the sale of common stock to employees and receipt of cash in full repayment of a note from one of our officers. The note to our officer was issued in September 1998 and our current policy is not to enter into such agreements with our officers.

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

We believe that our cash and investments of $47.6 million as of September 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Factors Affecting Future Operating Results

Our sales and operating results have been, and may continue to be, negatively impacted by the economic conditions in the United States

We have experienced negative effects from economic downturns in the United States. In particular, more recently, the slowing of the semiconductor industry has negatively impacted our business. Many of our customers are tightly controlling spending and have reduced or delayed purchase orders. These conditions have negatively affected the demand and revenue for our products and have created longer sales cycles. Additionally, in an effort to reduce spending, customers have been seeking time-based agreements which cause us to recognize revenue ratably, thus reducing near-term revenue. Economic downturns and industry slowdowns could continue or worsen, and may extend to other geographic regions or industries. A continuation or worsening of current economic conditions in the United States, or extension of such conditions to other geographic regions or industries would continue to adversely affect our business.

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

The structured ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called structured ASICs is emerging. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new structured ASIC device as well as our first physical synthesis product for LSI Logic’s new platform ASIC device. In 2004, we customized our physical synthesis product for NEC’s structured ASIC device and we are currently working on a customized physical synthesis product for Fujitsu’s structured ASIC device. We are investing significant resources in customizing our Synplify ASIC and Amplify ASIC Physical Optimizer products for this emerging market. Failure of the structured ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

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

Our near-term revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 28% and 17% of our total license revenue in the nine months ended September 30, 2004 and 2003, respectively. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them on a straight-line basis over the term of the agreements. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of our stockholders and the investment community.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 78%, 73% and 75% of our license sales in 2003, 2002 and 2001, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. We have recently seen improvement in our maintenance renewal rates. However, if we were to again experience pressure on maintenance renewal rates, our maintenance revenue could stop growing or decline.

We have agreements with certain FPGA manufacturers to resell a version of our Synplify product. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 7%, 7% and 5% of our revenue in 2003, 2002 and 2001, respectively. If these agreements were canceled or not renewed, our revenue could decline.

We may not succeed in developing, marketing and selling commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We develop logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also develop new features for our existing products. In addition, in 2003 and 2004 we entered into agreements with semiconductor manufacturers to develop customized tools for certain of their products. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify, Synplify Pro and HDL Analyst products, especially our ASIC products including structured ASICs. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA market depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera and Xilinx. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain or enhance our existing relationships with Altera and Xilinx and develop a similar relationship with other major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements.

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

As we enter into development agreements with semiconductor manufacturers for our structured ASIC products, our revenue could become more unpredictable

We have entered, and expect to continue to enter, into development agreements with semiconductor manufacturers to customize our ASIC synthesis or physical synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

•	our development schedule;

•	our product’s performance;

•	delivery of our product;

•	customer acceptance of our product, which may not occur until some time after we first deliver the product; and

•	timing of payments which are associated with product acceptance.

Difficulties in predicting revenue from these arrangements may cause revenue to vary from our forecasts, and as a result, may cause our operating results to decline. In addition, failure to enter into new development arrangements that replace revenue recognized from past development arrangements could cause total revenues to decline.

Our business depends on continued demand for networking and communications equipment and other complex electronic equipment to incorporate FPGAs or ASICs and our revenue may suffer if demand for this equipment continues to decline, or if equipment manufacturers do not continue to widely adopt the use of FPGAs or ASICs

We depend on the growing use of FPGAs in networking and communications, computer and peripheral, consumer, military/aerospace and other electronics systems. Demand for networking and communications equipment has declined in the last few years due to reduced capital spending and delays in network build-outs. Also, potential consumers of networking and communications equipment, such as communications companies, may use or modify existing types of equipment instead of adopting new networking and communications equipment. If the business of networking and communications equipment manufacturers continues to decline, our revenue and business will suffer because our products are used to design a number of the FPGAs or ASICs that are an integral part of networking and communications equipment. Additionally, the FPGA market may not expand if manufacturers choose to use other semiconductors that might be more affordable or available with shorter time-to-market schedules. If equipment manufacturers do not continue to widely adopt the use of FPGAs and ASICs, or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, our revenue may decline.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of September 30, 2004, our directors, officers and individuals or entities affiliated with our directors owned 49% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock traded between a high of $8.75 and a low of $2.98 during the 24 months ended September 30, 2004. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 21 patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Although we have not been subject to infringement litigation in the past, substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $5.7 million and $17.4 million of our total revenue in the three and nine months ending September 30, 2004, respectively, and $20.5 million and $13.5 million of our total revenue in 2003 and 2002, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

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

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we rely on a relatively small sales team. For example, we recently experienced weakness in certain of our Asian sales locations due to reorganization within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs necessary to our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 40% and 41% of our total revenue in the three and nine months ended September 30, 2004, respectively, and 41% and 30% of our total revenue in the years 2003 and 2002, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency is included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of September 30, 2004, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three months ended September 30, 2004.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2004, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of September 30, 2004, our cash equivalents consisted of U.S. government agency notes, money market funds and a certificate of deposit and our short-term investments consisted of U.S. government agency notes, corporate notes and commercial paper.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
July 1, 2004 through July 31, 2004	33,490	$5.16	33,490	927,976
August 1, 2004 through August 31, 2004	178,283	$4.60	178,283	749,693
September 1, 2004 through September 30, 2004	24,203	$4.83	24,203	725,490

Total	202,486	$4.71	202,486	725,490

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.
Date: November 12, 2004	By:	/s/ Gary Meyers
Gary Meyers
Chief Executive Officer and President (Principal Executive Officer)
Date: November 12, 2004	By:	/s/ Douglas S. Miller
Douglas S. Miller
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)