Form 10-K/A
period 2004-12-31
SYNPLICITY INC
filed 2005-04-27
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

SYNPLICITY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

This Amendment to the Annual Report on Form 10-K filed on March 3, 2005 is being filed for the purposes of refiling Exhibit 31 to such Form 10-K. Exhibit 31 has been revised to correct an inadvertent oversight, which resulted in the exclusion of certain language. The amended certifications are intended to replace the prior certifications, and no changes other than changes to Item 15 are being made by means of this filing.

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

Although we had net income of $2.2 million in 2004, we had a net loss of $377,000 in 2003 and have had significant net losses in the past, including a net loss of $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. If revenue does not increase or declines, we may not be able to control our costs in order to achieve profitability. If we are not profitable, the market price of our common stock may decline, perhaps substantially. Our expenses may increase in the next 12 months as we:

•	hire additional employees;

•	increase compensation for existing employees;

•	increase marketing efforts; and

•	maintain compliance with future corporate governance regulations.

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

(a)(3)   Exhibits

3.1.1	Articles of Incorporation of the Registrant(2)

3.2	Bylaws of the Registrant(2)

4.1	Specimen Common Stock Certificate(2)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(2)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(2) (12)

10.2	Amended and Restated 1995 Stock Option Plan(2) (12)

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(2) (12)

10.3	2000 Stock Option Plan(2) (12)

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(2) (12)

10.4	2000 Director Option Plan(2) (12)

10.4.1	Form of Option Agreement under 2000 Director Option Plan(2) (12)

10.5	2000 Employee Stock Purchase Plan(2) (12)

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(2) (12)

10.9	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (2)

10.9.1	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(2)

10.9.2	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (2)

10.9.3	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(4)

10.9.4	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (4)

10.11	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson(2) (12)

10.13	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller(2) (12)

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1) (2)

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(3)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1) (2)

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(3)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(2)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(2)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(5)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(5)

10.27	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation(1) (6)

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(7)

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(7)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(8)

10.33	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bernie Aronson(9) (12)

10.34	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bob Erickson(9) (12)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(10) (12)

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(11) (12)

10.36	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Doug Miller(9) (12)

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(9)

10.38	Sub-lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(9)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(11) (12)

10.40	Letter dated September 28, 2004 between Registrant and Bernard Aronson(11)

10.41	Variable Incentive Pay Plan dated February 17, 2005(1) (12) (13)

21.1	Subsidiaries(7)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney(13)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Filed as an exhibit to the Company’s 8-K filed September 22, 2004.
(11)	Filed as an exhibit to the Company’s 8-K filed October 4, 2004.
(12)	Indicates a management contract or compensatory plan or arrangement.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

By:	/s/ GARY MEYERS
Gary Meyers President and Chief Executive Officer

By:	/s/ DOUGLAS S. MILLER
Douglas S. Miller Senior Vice President of Finance and Chief Financial Officer

Date: April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY MEYERS Gary Meyers	President, Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2005

/s/ DOUGLAS S. MILLER Douglas S. Miller	Senior Vice President of Finance and Chief Financial Officer (Principal Accounting Officer)	April 27, 2005

*/s/ KENNETH S. MCELVAIN Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	April 27, 2005

*/s/ ALISA YAFFA Alisa Yaffa	Chairman of the Board, Vice President of Intellectual Property and Secretary	April 27, 2005

*/s/ PRABHU GOEL Prabhu Goel	Director	April 27, 2005

*/s/ DENNIS SEGERS Dennis Segers	Director	April 27, 2005

*/s/ SCOTT J. STALLARD Scott J. Stallard	Director	April 27, 2005

*/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	April 27, 2005

*By:	/s/ DOUGLAS S. MILLER
Douglas S. Miller Attorney-in-Fact

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Reduction of Expense	Amounts (Written Off), Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts as of December 31:
2004	$151	$2	$(70)	$30	$113
2003	$527	$35	$(217)	$(194)	$151
2002	$633	$—	$(100)	$(6)	$527

INDEX TO EXHIBITS

3.1.1	Articles of Incorporation of the Registrant(2)

3.2	Bylaws of the Registrant(2)

4.1	Specimen Common Stock Certificate(2)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(2)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(2) (12)

10.2	Amended and Restated 1995 Stock Option Plan(2) (12)

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(2) (12)

10.3	2000 Stock Option Plan(2) (12)

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(2) (12)

10.4	2000 Director Option Plan(2) (12)

10.4.1	Form of Option Agreement under 2000 Director Option Plan(2) (12)

10.5	2000 Employee Stock Purchase Plan(2) (12)

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(2) (12)

10.9	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (2)

10.9.1	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(2)

10.9.2	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (2)

10.9.3	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(4)

10.9.4	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1) (4)

10.11	Employment Agreement dated April 17, 1998 between Registrant and Robert J. Erickson(2) (12)

10.13	Employment Agreement dated October 1, 1998 between Registrant and Douglas S. Miller(2) (12)

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1) (2)

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(3)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1) (2)

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(3)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(2)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(2)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(5)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(5)

10.27	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation(1) (6)

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(7)

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(7)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(8)

10.33	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bernie Aronson(9) (12)

10.34	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Bob Erickson(9) (12)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(10) (12)

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(11) (12).

10.36	Change of Control Option Acceleration Agreement dated March 26, 2004 between Registrant and Doug Miller(9) (12)

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(9)

10.38	Sub-lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(9)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(11) (12)

10.40	Letter dated September 28, 2004 between Registrant and Bernard Aronson(11)

10.41	Variable Incentive Pay Plan dated February 17, 2005(1) (12) (13)

21.1	Subsidiaries(7)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney(13)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(7)	Filed as an exhibit to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2003.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Filed as an exhibit to the Company’s 8-K filed September 22, 2004.
(11)	Filed as an exhibit to the Company’s 8-K filed October 4, 2004.
(12)	Indicates a management contract or compensatory plan or arrangement.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.