Form 10-Q
period 2005-03-31
SYNPLICITY INC
filed 2005-05-06
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☒    No  ☐

As of April 26, 2005, the registrant had 26,292,668 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,069	$9,247
Short-term investments	43,771	39,434
Accounts receivable, net of allowances of $138 and $113 at March 31, 2005 and December 31, 2004, respectively	8,963	8,851
Other current assets	1,913	2,167

Total current assets	60,716	59,699
Property and equipment, net of accumulated depreciation of $9,379 and $8,892 at March 31, 2005 and December 31, 2004, respectively	3,148	2,989
Goodwill	1,272	1,272
Intangible assets, net	2,124	2,347
Other assets	770	780

Total assets	$68,030	$67,087

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,005	$1,087
Accrued liabilities	1,678	1,398
Accrued compensation	3,259	3,797
Deferred revenue	16,936	15,957

Total current liabilities	22,878	22,239
Shareholders’ equity:
Preferred stock	—	—
Common stock	55,798	56,107
Additional paid-in capital	3,431	3,452
Deferred stock-based compensation	(58)	(88)
Accumulated deficit	(13,469)	(13,984)
Accumulated other comprehensive loss	(550)	(639)

Total shareholders’ equity	45,152	44,848

Total liabilities and shareholders’ equity	$68,030	$67,087

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2004. However, the condensed consolidated balance sheet amounts at December 31, 2004 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
License	$7,976	$7,394
Maintenance	6,582	6,104

Total revenue	14,558	13,498
Cost of revenue:
Cost of license	132	203
Cost of maintenance	456	590
Amortization of intangible assets from acquisitions	223	223

Total cost of revenue	811	1,016

Gross profit	13,747	12,482
Operating expenses:
Research and development	6,077	5,565
Sales and marketing	5,754	5,418
General and administrative	1,530	1,163
Stock-based compensation (1)	9	62

Total operating expenses	13,370	12,208

Income from operations	377	274
Other income, net	272	123

Income before income taxes	649	397
Income tax provision	134	101

Net income	$515	$296

Net income per share:
Basic and diluted net income per share	$0.02	$0.01

Shares used in basic per share calculation	26,258	25,895

Shares used in diluted per share calculation	27,874	27,875

1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended March 31,
	2005	2004
Cost of maintenance	$—	$1
Research and development	4	20
Sales and marketing	4	16
General and administrative	1	25

Total	$9	$62

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$515	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	491	512
Amortization of deferred stock-based compensation	9	62
Amortization of intangible assets	223	223
Changes in operating assets and liabilities:
Accounts receivable	(112)	(79)
Other current assets	254	75
Other assets	10	(200)
Accounts payable	(82)	(59)
Accrued liabilities	280	(74)
Accrued compensation	(538)	(681)
Deferred revenue	979	576

Net cash provided by operating activities	2,029	651

Investing activities
Purchases of property and equipment	(650)	(455)
Purchases of short-term investments	(19,834)	(12,508)
Proceeds from maturities of short-term investments	15,500	15,530

Net cash provided by (used in) investing activities	(4,984)	2,567

Financing activities
Proceeds from sale of common stock	1,223	148
Repurchases of common stock	(1,532)	—

Net cash provided by (used in) financing activities	(309)	148
Effect of exchange rate changes on cash	86	(2)

Net increase (decrease) in cash and cash equivalents	(3,178)	3,364
Cash and cash equivalents at beginning of period	9,247	4,329

Cash and cash equivalents at end of period	$6,069	$7,693

Supplemental disclosure of cash flow information
Cash paid for taxes	$51	$95

Supplemental schedule of noncash investing and financing activities
Reversal of deferred compensation related to canceled stock options	$(21)	$(1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2005 and 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. The condensed consolidated balance sheet information as of December 31, 2004 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts reported in the condensed consolidated financial statements as of March 31, 2004 have been reclassified to conform with the presentation adopted to report March 31, 2005 results.

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually on a stand alone basis at either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing at either 15% or 20% of the perpetual license list price, depending on the product.

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

Furthermore, we may sell time-based licenses combined in an order with perpetual or term licenses. For these transactions, we recognize revenue from the entire transaction straight-line over the term of the longest time-based license in the transaction, as generally we do not have VSOE of fair value on time-based licenses.

We have entered into agreements with semiconductor manufacturers Fujitsu Microelectronics Incorporated, LSI Logic Corporation and NEC Electronics Corporation to customize our ASIC physical synthesis tools for certain of their respective products. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the time-based licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

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

Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share includes the impact of shares of common stock subject to repurchase and options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$515	$296

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,258	25,895

Basic net income per common share	$0.02	$0.01

Diluted weighted-average shares:
Basic shares (per above)	26,258	25,895
Effect of dilutive securities:
Stock options	1,616	1,980

Weighted-average shares used in computing diluted net income per share	27,874	27,875

Diluted net income per common share	$0.02	$0.01

Weighted average options outstanding to purchase 2,529,286 and 2,010,112 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted net income per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

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

Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$515	$296
Add: Stock-based employee compensation expense included in reported net income	9	62
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,180)	(1,704)

Pro forma net loss	$(656)	$(1,346)

Basic and diluted net income per share:
As reported	$0.02	$0.01

Basic and diluted net loss per share:
Pro forma	$(0.02)	$(0.05)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of March 31, 2005.

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

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at March 31, 2005 (in thousands):

Cash equivalents:
Commercial paper	$1,842
Money market funds	1,639
Certificate of deposit	999

Total cash equivalents	4,480

Short-term investments:
U.S. government agency notes	36,182
Corporate notes	4,608
Certificate of deposit	1,999
Commercial paper	982

Total short-term investments	43,771

Total available-for-sale securities	$48,251

Note 3. Comprehensive Income

Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$515	$296
Foreign currency translation adjustments	86	(2)
Unrealized gain on available for sale investments, net of tax	3	23

Comprehensive income	$604	$317

Note 4. Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. From inception of the program to March 31, 2005, we repurchased a total of 515,929 shares at an average price of $5.58, including 241,419 shares at an average price of $6.34 per share for the three months ended March 31, 2005. Repurchased shares of our common stock are no longer deemed outstanding.

Note 5. Intangible Assets and Goodwill

The following summarizes our intangible assets as of March 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$(1,818)	$1,682
Core technology	750	(398)	352
Maintenance agreements and related relationships	200	(110)	90

	$4,450	$(2,326)	$2,124

The following summarizes our actual and estimated amortization expense related to the above intangible assets (in thousands):

	Actual	Estimated
	Three months ended March 31, 2005	Remainder of 2005	2006	2007
Amortization expense	$223	$667	$890	$567

To date, we have not recognized any impairment losses on goodwill.

Note 6. Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plan. Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards effective January 1, 2006.

Statement 123(R) allows public companies to adopt its requirements using one of two approaches:

- A “modified retrospective” approach under which financial statements for prior periods are adjusted on a similar basis as the pro forma disclosures required for those periods by Statement 123.

- A “modified prospective” approach, which would result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest.

We expect to adopt the “modified prospective” approach, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. The Stock-Based Compensation section shown in Note 1 provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of FAS 123(R) considered, to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under “Three Months Ended March 31, 2005 and 2004—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, Synplify Pro, HDL Analyst, Certify, Amplify, Synplify ASIC, Fortify, Amplify FPGA, and Identify are our registered trademarks. Physical Optimizer is our trademark. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside of North America represented approximately 40% and 43% of our total revenue for the three months ended March 31, 2005 and 2004, respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product optimized to improve productivity;

•	our Fortify family of power grid design solutions;

•	our Identify product, a product that assists in debugging hardware directly in the RTL source code;

•	our Amplify RapidChip Physical Optimizer product, a customized physical synthesis product for LSI Logic’s platform ASIC;

•	our Amplify ISSP Physical Optimizer product, a customized physical synthesis product for NEC Electronics’ structured ASIC; and

•	our Synplify DSP product, a solution for implementing DSP designs in FPGAs;

•	our Synplify Proto product, a solution to address the need for single FPGA prototyping by integrating logic synthesis with debugging capabilities.

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

First Quarter 2005 Financial Highlights

In the first quarter of 2005, we experienced an increase in customer activity compared to the same quarter of the prior year, which led to revenue and bookings growth of both our FPGA and ASIC product lines year over year, particularly in North America. Maintenance revenue increased over the same quarter last year as several customers returned to active maintenance and overall maintenance renewal rates have remained strong. Operating expenses increased from the first quarter of 2004 as we hired new employees and increased our marketing efforts. Financial highlights for the quarter are as follows:

•	Total revenue for the first quarter of 2005 was $14.6 million, an 8% increase from $13.5 million for the same period in 2004

•	License revenue for the first quarter of 2005 was $8.0 million, an 8% increase from $7.4 million for the same period in 2004

•	Maintenance revenue for the first quarter of 2005 was $6.6 million, an 8% increase from $6.1 million for the same period in 2004

•	As a percentage of our license revenue for the first quarter of 2005, revenue from sales of time-based licenses was 28%, a slight increase from 27% for the same period in 2004

•	Net income for the first quarter of 2005 was $515,000 compared to net income of $296,000 for the same period in 2004

•	Net income per share for the first quarter of 2005 was $0.02 compared to a $0.01 for the same period in 2004

•	Net cash provided by operations for the first quarter of 2005 was $2.0 million, compared to $651,000 for the same period in 2004

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates and electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually on a stand alone basis at either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as the VSOE of fair value of maintenance is established by the maintenance renewal pricing at either 15% or 20% of the perpetual license list price, depending on the product.

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

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the license as we do not have VSOE of the fair value of maintenance since it is not priced or offered separately. In addition, we have provided a version of one of our products to certain FPGA manufacturers for distribution to their customers. As part of this arrangement we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on this arrangement is also allocated to license and maintenance revenue and recognized on a straight-line basis over the period of each arrangement, as we do not have VSOE of the fair value of these arrangements since it is not priced or offered separately.

Furthermore, we may sell time-based licenses combined in an order with perpetual or term licenses. For these transactions, we recognize revenue from the entire transaction straight-line over the term of the longest time-based license in the transaction, as generally we do not have VSOE of fair value on time-based licenses.

We have entered into agreements with semiconductor manufacturers Fujitsu Microelectronics Incorporated, LSI Logic Corporation and NEC Electronics, to customize our ASIC physical synthesis tools for certain of their respective products. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the time-based licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these arrangements represents less than 10% of total revenue and is recorded in license revenue.

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments are made, material write-downs of net intangible assets and/or goodwill could occur; however, no impairment to date has been recorded. In addition, determining the useful life for an intangible asset is a matter of judgment and has an impact on the amount of amortization expense recorded in any given period. Different assumptions about the useful life of an intangible asset would result in more or less amortization expense being recorded in a given period. Our intangible assets are being amortized using the straight-line method over the estimated useful life of five years.

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations require judgment. Our last evaluation was for the year ending December 31, 2004 based on the cumulative pre-tax losses we had sustained in the three years ended December 31, 2004. Based on that evaluation, a valuation allowance in the amount equal to our net deferred tax assets was recorded.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2005	2004
Revenue:
License	55%	55%
Maintenance	45	45

Total revenue	100	100
Cost of revenue:
Cost of license	1	2
Cost of maintenance	3	4
Amortization of intangible assets	1	2

Total cost of revenue	5	8

Gross margin	95	92
Operating expenses:
Research and development	42	41
Sales and marketing	40	40
General and administrative	11	9
Stock-based compensation	—	—

Total operating expenses	93	90

Income from operations	2	2
Other income, net	2	1

Income before income taxes	4	3
Income tax provision (benefit)	—	1

Net income	4%	2%

Three Months Ended March 31, 2005 and 2004

Total revenue

Total revenue increased 8% to $14.6 million for the three months ended March 31, 2005 from $13.5 million for the three months ended March 31, 2004.

License revenue. License revenue increased 8% to $8.0 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004. This increase was primarily due to higher FPGA and ASIC revenue mainly in North America and the impact from the growth of time-based revenue.

Maintenance revenue. Maintenance revenue increased 8% to $6.6 million for the three months ended March 31, 2005 from $6.1 million for the three months ended March 31, 2004. This increase was attributable to continued strong maintenance renewal rates, higher overall maintenance renewal prices, higher product bookings, as well as customers continuing to return to active maintenance and paying back-maintenance charges, which are recognized when the maintenance is renewed.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreements with NEC Electronics and Fujitsu Microelectronics. Cost of license revenue decreased to $132,000 for the three months ended March 31, 2005 from $203,000 for the three months ended March 31, 2004 as a result of lower costs incurred in connection with development agreements. As a percent of license revenue, cost of license revenue decreased to 2% for the three months ended March 31, 2005 from 3% for the three months ended March 31, 2004.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue decreased 23% to $456,000 for the three months ended March 31, 2005 from $590,000 for the three months ended March 31, 2004. This decrease was primarily due to a lower allocation of expenses from research and development expenses to cost of maintenance, reflecting a lower percentage of engineering effort needed for post-sales support. As a percent of maintenance revenue, cost of maintenance revenue decreased to 7% for the three months ended March 31, 2005 from 10% for the three months ended March 31, 2004.

Amortization of intangible assets. Amortization of intangible assets of $223,000 in the three months ended March 31, 2005 and 2004, respectively, reflects the amortization of acquired intangible assets over a five-year useful life.

Operating expenses

Research and development. Research and development expenses increased 9% to $6.1 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. This increase was primarily due to the hiring of new employees as well as the lower allocation of expenses from research and development expenses to cost of maintenance. As a percent of total revenue, research and development expenses increased to 42% for the three months ended March 31, 2005 from 41% for the three months ended March 31, 2004. We expect research and development expenses to increase in the second quarter of 2005 from the first quarter due to the worldwide salary increases which will become effective in the second quarter and continued hiring of employees.

Sales and marketing. Sales and marketing expenses increased 6% to $5.8 million for the three months ended March 31, 2005 from $5.4 million for the three months ended March 31, 2004 due to hiring additional sales and marketing personnel, as well as additional marketing activity and higher commission expense from higher bookings. As a percent of total revenue, sales and marketing remained constant at 40% for the three months ended March 31, 2005 and 2004. We expect that sales and marketing expenses will increase in the second quarter of 2005 from the first quarter due in part to the Design Automation Conference in the second quarter and worldwide salary increases.

General and administrative. General and administrative expenses increased 32% to $1.5 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. This increase was mainly due to an increase in accounting fees, reclassification of patent legal expenses from research and development to general and administrative and an increase in bad debt expense in 2005. As a percent of total revenue, general and administrative expenses increased to 11% for the three months ended March 31, 2005 from 9% for the three months ended March 31, 2004. We expect that general and administrative expenses will increase slightly in the second quarter of 2005 from the first quarter, as a result of worldwide salary increases and the continuing costs of corporate governance requirements.

Stock-based compensation. Stock-based compensation was $9,000 for the three months ended March 31, 2005 and $62,000 for the three months ended March 31, 2004. The remaining deferred stock compensation at March 31, 2005 is expected to be amortized as follows: $36,000 for the nine months ending December 31, 2005 and $22,000 for the year ending December 31, 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net increased to $272,000 for the three months ended March 31, 2005 compared to $123,000 for the same period in 2004 due to higher interest rates on a higher investment balance.

Income Tax

We recorded an income tax provision of $134,000 for the three months ended March 31, 2005 and $101,000 for the three months ended March 31, 2004. These provisions relate primarily to estimated foreign taxes calculated on year to date income.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $6.1 million, short-term investments of $43.8 million and working capital of $37.8 million. Net cash provided by operating activities increased to $2.0 million for the three months ended March 31, 2005 from $651,000 for the same period in 2004 primarily due to higher deferred revenue at March 31, 2005.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2005 compared to net cash provided by investing activities of $2.6 million for the same period in 2004. For the three months ended March 31, 2005, cash used in investing activities was for purchases of short-term investments and purchases of computing products including servers, software and workstations, offset by maturities of short-term investments. Cash provided by investing activities for the three months ended March 31, 2004 was from maturities of short-term investments, partially offset by the purchase of short term investments, as well as the purchase of computers, equipment and software.

Net cash used in financing activities was $309,000 for the three months ended March 31, 2005 compared to cash provided by financing activities of $148,000 for the same period in 2004. Net cash used in financing activities for the three months ended March 31, 2005 was for repurchases of common stock under our current stock repurchase program, partially offset by the sale of common stock to employees. Net cash provided by financing activities for the three months ended March 31, 2004 was from the sale of common stock to employees.

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

We believe that our cash and investments of $49.8 million as of March 31, 2005 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncement

See Note 1 of the Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Factors Affecting Future Operating Results

Our sales and operating results have in the past been, and may in the future be, negatively impacted by deteriorating economic conditions in the United States and other major countries in which we operate

Although revenue increased in our United States operations in 2004, we have in the past experienced negative effects from economic downturns in the United States and other countries. In particular, the slowing of the EDA industry in periods of 2004 and over the last few years has negatively impacted our business. As recently as the third quarter of 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Additionally, in an effort to reduce spending, some customers have been seeking time-based agreements which cause us to recognize revenue on a straight-line basis over the term of the license, thus reducing near-term revenue. Economic downturns and industry slowdowns could reemerge, and may extend to other geographic regions. A worsening of economic conditions in the United States, or extension of such conditions to other geographic regions or industries, would adversely affect our business.

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

The structured ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called structured ASICs has emerged. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new structured ASIC device as well as our first physical synthesis product for LSI Logic’s new platform ASIC device. In 2004, we customized our physical synthesis product for NEC Electronics’ structured ASIC device, as well as entered into a new development project with NEC Electronics where we will help develop a new capability for our structured ASIC product. In 2005, we delivered a customized physical synthesis product for Fujitsu Microelectronics’ structured ASIC device. We are investing significant resources in customizing our products for this new market. Failure of the structured ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

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

Our near-term revenue could decline as a result of increases in sales of time-based licenses

We have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 28% and 27% of our total license revenue in the three months ended March 31, 2005 and 2004, respectively. This trend may continue since customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them on a straight-line basis over the term of the licenses. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of our stockholders and the investment community.

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

As we enter into development agreements with semiconductor manufacturers for our structured ASIC products, our revenue could become more unpredictable

We have entered, and expect to continue to enter, into development agreements with semiconductor manufacturers to customize our ASIC synthesis, physical synthesis or FPGA synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of March 31, 2005, our directors, officers and individuals or entities affiliated with our directors owned 46% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $8.75 and a low of $3.17 during the 24 months ended March 31, 2005. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Larger semiconductor design software vendors, such as Cadence, Mentor Graphics, Synopsys and Magma, may acquire or establish cooperative relationships with other companies that may offer or develop competitive products. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate, as evidenced by recently announced acquisitions of Nassda Corporation by Synopsys and Verisity Ltd. by Cadence. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 24 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $5.8 million of our total revenue for the three months ended March 31, 2005 and 2004. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

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

Proposed changes in financial accounting standards related to equity compensation will cause us to record additional expense in the future, which would result in a reduction in our net income

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which will be effective in the first quarter of 2006. SFAS 123(R) will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plan.

Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We expect to adopt the “modified prospective” approach, which would result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date of January 1, 2006. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest. The Stock-Based Compensation section shown in Note 1 of the footnotes to the Consolidated Financial Statements provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of FAS 123(R) considered, to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 40% and 43% of our total revenue in the three months ended March 31, 2005 and 2004, respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries excluding Japan is the U.S. dollar. The functional currency of our Japanese subsidiary is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency is included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of March 31, 2005, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three months ended March 31, 2005.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2005, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of March 31, 2005, our cash equivalents consisted of commercial paper, money market funds and a certificate of deposit and our short-term investments consisted of U.S. government agency notes, corporate notes, a certificate of deposit, and commercial paper.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2005 through January 31, 2005	—	$—	—	725,490
February 1, 2005 through February 28, 2005	204,819	$6.32	204,819	520,671
March 1, 2005 through March 31, 2005	36,600	$6.47	36,600	484,071

Total	241,419		241,419	484,071

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 5: OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during the fiscal quarter ended March 31, 2005, the Audit Committee pre-approved the engagement of Ernst & Young LLP, our independent registered public accounting firm, to provide non-audit services related to tax return preparation, tax consulting, and various international statutory audits.

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

SYNPLICITY, INC.

Date: May 6, 2005	By:	/s/ Gary Meyers
Gary Meyers
Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 6, 2005	By:	/s/ Douglas S. Miller
Douglas S. Miller
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)