Form 10-Q
period 2005-06-30
SYNPLICITY INC
filed 2005-08-04
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☒    No  ☐

As of July 26, 2005, the registrant had 26,472,799 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,916	$9,247
Short-term investments	44,774	39,434
Accounts receivable, net of allowances of $128 and $113 at June 30, 2005 and December 31, 2004, respectively	8,685	8,851
Other current assets	1,685	2,167

Total current assets	63,060	59,699
Property and equipment, net of accumulated depreciation of $9,875 and $8,892 at June 30, 2005 and December 31, 2004, respectively	3,076	2,989
Goodwill	1,272	1,272
Intangible assets, net	1,902	2,347
Other assets	756	780

Total assets	$70,066	$67,087

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,066	$1,087
Accrued liabilities	1,959	1,398
Accrued compensation	3,200	3,797
Deferred revenue	18,147	15,957

Total current liabilities	24,372	22,239
Shareholders’ equity:
Preferred stock	—	—
Common stock	55,333	56,107
Additional paid-in capital	3,411	3,452
Deferred stock-based compensation	(32)	(88)
Accumulated deficit	(12,548)	(13,984)
Accumulated other comprehensive loss	(470)	(639)

Total shareholders’ equity	45,694	44,848

Total liabilities and shareholders’ equity	$70,066	$67,087

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2004. However, the condensed consolidated balance sheet amounts at December 31, 2004 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License	$8,377	$8,070	$16,353	$15,464
Maintenance	6,806	6,165	13,388	12,269

Total revenue	15,183	14,235	29,741	27,733
Cost of revenue:
Cost of license	161	156	293	359
Cost of maintenance	462	607	918	1,197
Amortization of intangible assets from acquisitions	222	222	445	445

Total cost of revenue	845	985	1,656	2,001

Gross profit	14,338	13,250	28,085	25,732
Operating expenses:
Research and development	6,155	5,821	12,232	11,386
Sales and marketing	5,776	5,607	11,530	11,025
General and administrative	1,688	1,327	3,218	2,490
Stock-based compensation(1)	6	57	15	119

Total operating expenses	13,625	12,812	26,995	25,020

Income from operations	713	438	1,090	712
Other income, net	342	132	614	255

Income before income taxes	1,055	570	1,704	967
Income tax provision	134	101	268	202

Net income	$921	$469	$1,436	$765

Net income per share:
Basic net income per share	$0.04	$0.02	$0.05	$0.03

Shares used in basic per share calculation	26,303	26,073	26,280	25,984

Diluted net income per share	$0.03	$0.02	$0.05	$0.03

Shares used in diluted per share calculation	27,373	27,623	27,608	27,756

1) Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of maintenance	$—	$1	$—	$2
Research and development	(4)	15	—	35
Sales and marketing	5	15	9	31
General and administrative	5	26	6	51

Total	$6	$57	$15	$119

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$1,436	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	997	984
Amortization of deferred stock-based compensation	15	119
Amortization of intangible assets	445	445
Changes in operating assets and liabilities:
Accounts receivable	166	(187)
Other current assets	482	390
Other assets	24	(198)
Accounts payable	(21)	(236)
Accrued liabilities	561	154
Accrued compensation	(597)	(913)
Deferred revenue	2,190	1,781

Net cash provided by operating activities	5,698	3,104

Investing activities
Purchases of property and equipment	(1,084)	(824)
Purchases of short-term investments	(39,431)	(24,869)
Proceeds from maturities of short-term investments	34,100	26,625

Net cash provided by (used in) investing activities	(6,415)	932

Financing activities
Proceeds from sale of common stock	2,580	923
Repurchases of common stock	(3,354)	(235)

Net cash provided by (used in) financing activities	(774)	688
Effect of exchange rate changes on cash	160	82

Net increase (decrease) in cash and cash equivalents	(1,331)	4,806
Cash and cash equivalents at beginning of period	9,247	4,329

Cash and cash equivalents at end of period	$7,916	$9,135

Supplemental disclosure of cash flow information
Cash paid for taxes	$79	$197

Supplemental schedule of noncash investing and financing activities
Reversal of deferred compensation related to canceled stock options	$(41)	$(1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2005 and the statements of operations for the three and six months ended June 30, 2005 and 2004 and the statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. The condensed consolidated balance sheet information as of December 31, 2004 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts reported in the condensed consolidated financial statements as of June 30, 2004 have been reclassified to conform with the presentation adopted to report June 30, 2005 results.

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually on a stand alone basis at the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

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

Furthermore, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest time-based license in the transaction, as generally we do not have VSOE of fair value on time-based licenses.

We have entered into various development agreements with semiconductor manufacturers to customize certain of our tools. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the time-based licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represents less than 10% of total revenue and is recorded in license revenue.

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

Allowance for Doubtful Accounts

We maintain and update quarterly an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The balance in the allowance account is comprised of a specific reserve for any particular receivable when collectibility is not probable and a provision for non-specific accounts based on a specified range of percentages derived from historical experience applied to the outstanding balance in each aged group. If payment is not expected after pursuing collection efforts on a specifically reserved receivable, the receivable is deemed uncollectible and is written off. Such losses have not been material in any year.

Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes the impact of shares of common stock subject to repurchase and options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$921	$469	$1,436	$765

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,303	26,073	26,280	25,984

Basic net income per common share	$0.04	$0.02	$0.05	$0.03

Diluted weighted-average shares:
Basic shares (per above)	26,303	26,073	26,280	25,984
Effect of dilutive securities:
Stock options	1,070	1,550	1,328	1,772

Weighted-average shares used in computing diluted net income per share	27,373	27,623	27,608	27,756

Diluted net income per common share	$0.03	$0.02	$0.05	$0.03

Weighted average options outstanding to purchase 3,114,348 and 2,715,211 shares of common stock for the three and six months ended June 30, 2005, respectively, and weighted average options outstanding to purchase 2,308,982 and 2,094,646 shares of common stock for the three and six months ended June 30, 2004, respectively, were excluded from the calculation of diluted net income per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

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

Pro forma information regarding net loss has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$921	$469	$1,436	$765
Add: Stock-based employee compensation expense included in reported net income	6	57	15	119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,483)	(1,640)	(2,663)	(3,344)

Pro forma net loss	$(556)	$(1,114)	$(1,212)	$(2,460)

Basic net income (loss) per share:
As reported	$0.04	$0.02	$0.05	$0.03

Pro forma	$(0.02)	$(0.04)	$(0.05)	$(0.09)

Diluted net income (loss) per share:
As reported	$0.03	$0.02	$0.05	$0.03

Pro forma	$(0.02)	$(0.04)	$(0.05)	$(0.09)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of June 30, 2005.

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

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at June 30, 2005 (in thousands):

Cash equivalents:
Money market funds	$2,635
Certificates of deposit	2,500
Bankers’ acceptance	999

Total cash equivalents	6,134

Short-term investments:
U.S. government agency notes	32,189
Commercial paper	6,481
Corporate notes	5,104
Certificate of deposit	1,000

Total short-term investments	44,774

Total available-for-sale securities	$50,908

Note 3. Comprehensive Income

Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$921	$469	$1,436	$765
Foreign currency translation adjustments	73	84	160	82
Unrealized gain (loss) on available for sale investments, net of tax	7	(96)	9	(73)

Comprehensive income	$1,001	$457	$1,605	$774

Note 4. Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares were repurchased in the open market at times and prices we considered appropriate. The timing of purchases and the number of shares purchased depended on market conditions. From inception of the program to June 30, 2005, we repurchased a total of 708,153 shares at an average price of $5.62, including 192,224 shares at an average price of $5.75 per share and 433,643 shares at an average price of $6.08 for the three and six months ended June 30, 2005, respectively.

In May 2005, our Board of Directors approved another repurchase program with the same provisions of the plan discussed in the preceding paragraph. From inception of the program to June 30, 2005, we have repurchased a total of 124,116 shares at an average price of $5.78.

In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window is closed. Repurchased shares of our common stock are no longer deemed outstanding.

Note 5. Intangible Assets and Goodwill

The following summarizes our intangible assets as of June 30, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization
(five year useful lives):
Existing technology	$3,500	$(1,993)	$1,507
Core technology	750	(435)	315
Maintenance agreements and related relationships	200	(120)	80

	$4,450	$(2,548)	$1,902

The following summarizes our actual and estimated amortization expense from the above intangible assets (in thousands):

	Actual	Estimated
	Six months ended June 30, 2005	Remainder of 2005	2006	2007
Amortization expense	$445	$445	$890	$567

To date, we have not recognized any impairment losses on goodwill.

Note 6. Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) will result in our recognition of substantial compensation expense due to our employee stock options and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any expense from stock option grants we issue under our stock option plans or from the discounts we provide under our employee stock purchase plan. Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense due to employee stock awards effective January 1, 2006. Statement 123(R) allows public companies to adopt its requirements using one of two approaches:

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

We expect to adopt the “modified prospective” approach, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. The Stock-Based Compensation section shown in Note 1 provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of FAS 123(R) considered, to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under “Three and Six Months Ended June 30, 2005 and 2004—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. Our revenue from sales outside of North America represented approximately 44% and 42% of our total revenue for the three and six months ended June 30, 2005 respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively.

Our products include:

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes;

•	our Amplify Physical Optimizer product, a physical synthesis product for FPGAs;

•	our Synplify ASIC product, a timing-driven ASIC synthesis product;

•	our Fortify family of power grid design solutions;

•	our Identify product, a product that assists in debugging FPGAs directly in the RTL source code;

•	our Amplify RapidChip Physical Optimizer product, a customized physical synthesis product for LSI Logic’s platform ASIC;

•	our Amplify ISSP Physical Optimizer product, a customized physical synthesis product for NEC Electronics’ structured ASIC;

•	our Amplify AccelArray Physical Optimizer product, a customized physical synthesis product for Fujitsu Microelectronics’ structured ASIC;

•	our Synplify DSP product, a solution for optimizing DSP algorithms into RTL code; and

•	our Synplify Proto product, a solution to address the need for single FPGA prototyping.

The majority of our sales are perpetual licenses to use our software products and related maintenance services, and therefore our revenue consists of license and maintenance revenue. Maintenance services include unspecified product updates when and if available, electronic, internet-based technical support and telephone support. Historically, we have generated the majority of our total revenue from licenses. However, as a result of our growing installed customer base, maintenance revenue has increased as a percent of total revenue. We also sell time-based licenses to use our software products, which have represented a growing proportion of total revenue. Time-based licenses include maintenance services for the duration of their respective terms. Additionally, we offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Also, from time to time we provide custom software development services to our customers, revenue from which is recorded in license revenue.

2nd Quarter 2005 Financial Highlights

In the second quarter of 2005, we experienced revenue and profit growth. License revenue increased over the same quarter last year driven by both the FPGA and ASIC product lines. Maintenance revenue increased over the same quarter last year due to several customers returning to active maintenance, consistent with previous quarters, and higher overall maintenance renewal rates. Operating expenses increased from the second quarter of 2004 as we increased salaries and hired additional employees. Financial highlights for the quarter are as follows:

•	Total revenue for the second quarter of 2005 was $15.2 million, a 7% increase from $14.2 million for the same period in 2004

•	Operating income for the second quarter of 2005 was $713,000, compared to $438,000 for the same period in 2004

•	Net income for the second quarter of 2005 was $921,000, compared to $469,000 for the same period in 2004

•	Diluted net income per share for the second quarter of 2005 was $0.03 compared, to $0.02 for the same period in 2004

•	Net cash provided by operations for the second quarter of 2005 was $3.7 million, compared to $2.5 million for the same period in 2004

•	Working capital for the second quarter of 2005 grew to $38.7 million from $33.9 million for the same period in 2004

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

Once all of the above conditions have been met, license revenue is recognized based upon the residual method after all elements other than maintenance have been delivered in accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers also purchase maintenance renewals annually on a stand alone basis at the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

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

Furthermore, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest time-based license in the transaction, as generally we do not have VSOE of fair value on time-based licenses.

We have entered into various development agreements with semiconductor manufacturers to customize certain of our tools. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses since we do not have VSOE of fair value of the time-based licenses. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represents less than 10% of total revenue and is recorded in license revenue.

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

Allowance for Doubtful Accounts

We maintain and update quarterly an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The balance in the allowance account is comprised of a specific reserve for any particular receivable when collectibility is not probable and a provision for non-specific accounts based on a specified range of percentages derived from historical experience applied to the outstanding balance in each aged group. If payment is not expected after pursuing collection efforts on a specifically reserved receivable, the receivable is deemed uncollectible and is written off. Such losses have not been material in any year; however, if the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License	55%	57%	55%	56%
Maintenance	45	43	45	44

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	1	1	1	1
Cost of maintenance	3	4	3	4
Amortization of intangible assets	2	2	2	2

Total cost of revenue	6	7	6	7

Gross margin	94	93	94	93
Operating expenses:
Research and development	40	41	40	41
Sales and marketing	38	40	39	40
General and administrative	11	9	11	9
Stock-based compensation	—	—	—	—

Total operating expenses	89	90	90	90

Income from operations	5	3	4	3
Other income, net	2	1	2	1

Income before income taxes	7	4	6	4
Income tax provision	1	1	1	1

Net income	6%	3%	5%	3%

Three and Six Months Ended June 30, 2005 and 2004

Total revenue

Total revenue increased 7% to $15.2 million for the three months ended June 30, 2005 from $14.2 million for the three months ended June 30, 2004. Total revenue increased by 7% to $29.7 million for the six months ended June 30, 2005 from $27.7 million for the six months ended June 30, 2004.

License revenue. License revenue increased 4% to $8.4 million for the three months ended June 30, 2005 from $8.1 million for the three months ended June 30, 2004. License revenue increased by 6% to $16.4 million for the six months ended June 30, 2005 from $15.5 million for the six months ended June 30, 2004. These increases were due to higher FPGA and ASIC revenues mainly in Europe and Asia.

Maintenance revenue. Maintenance revenue increased 10% to $6.8 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004. Maintenance revenue increased by 9% to $13.4 million for the six months ended June 30, 2005 from $12.3 million for the six months ended June 30, 2004. These increases were attributable to higher maintenance renewal rates, higher average maintenance renewal prices, higher product bookings, as well as customers continuing to return to active maintenance and paying back-maintenance charges, which are recognized when the maintenance is renewed.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreements. Cost of license revenue increased by 3% to $161,000 for the three months ended June 30, 2005 from $156,000 for the three months ended June 30, 2004. Cost of license revenue decreased by 18% to $293,000 for the six months ended June 30, 2005 from $359,000 for the six months ended June 30, 2004 due to lower cost of license from development agreements. As a percent of license revenue, cost of license revenue remained at 2% for the three and six months ended June 30, 2005 compared to the same periods in 2004.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Cost of maintenance revenue decreased 24% to $462,000 for the three months ended June 30, 2005 from $607,000 for the three months ended June 30, 2004. Cost of maintenance revenue decreased 23% to $918,000 for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. This decrease was primarily due to a lower allocation of expenses from research and development expenses to cost of maintenance, reflecting a lower percentage of engineering effort needed for post-sales support. As a percent of maintenance revenue, cost of maintenance revenue decreased to 7% for the three and six months ended June 30, 2005 compared to 10% for the same periods in 2004.

Amortization of intangible assets. Amortization of intangible assets for the three and six months ended June 30, 2005 and 2004 of $222,000 and $445,000, respectively, reflects the amortization of acquired intangible assets over a five-year useful life.

Operating expenses

Research and development. Research and development expenses increased 6% to $6.2 million for the three months ended June 30, 2005 from $5.8 million for the three months ended June 30, 2004. Research and development expenses increased 7% to $12.2 million for the six months ended June 30, 2005 from $11.4 million for the six months ended June 30, 2004. These increases were primarily due to salary increases and additional employees, as well as the lower allocation of expenses from research and development expenses to cost of maintenance. As a percent of total revenue, research and development expenses remained at 41% for the three and six months ended June 30, 2005 compared to the same period in 2004. We do not expect research and development expenses to change significantly in the third quarter of 2005 from the second quarter of 2005.

Sales and marketing. Sales and marketing expenses increased 3% to $5.8 million for the three months ended June 30, 2005 from $5.6 million for the three months ended June 30, 2004. Sales and marketing expenses increased 5% to $11.5 million for the six months ended June 30, 2005 from $11.0 million for the six months ended June 30, 2004. These increases were primarily due to salary increases and additional employees, partially offset by lower marketing and communications expense for tradeshows. As a percent of total revenue, sales and marketing expenses decreased to 38% for the three months ended June 30, 2005 from 40% for three months ended June 30, 2004. As a percent of total revenue, sales and marketing expenses decreased to 39% for the six months ended June 30, 2005 from 40% for six months ended June 30, 2004. We expect that sales and marketing expenses will decrease slightly in the third quarter of 2005 from the second quarter of 2005 primarily due to decreased marketing communications expenses related to tradeshows offset by increased commission expense.

General and administrative. General and administrative expenses increased 27% to $1.7 million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. General and administrative expenses increased 29% to $3.2 million for the six months ended June 30, 2005 from $2.5 million for the six months ended June 30, 2004. These increases were mainly due to salary increases and an increase in accounting fees. As a percent of total revenue, general and administrative expenses increased to 11% for the three and six months ended June 30, 2005 from 9% for the same period in 2004. We expect that general and administrative expenses will increase in the third quarter of 2005 from the second quarter of 2005 as a result of hiring costs.

Stock-based compensation. Stock-based compensation was $6,000 and $57,000 for the three months ended June 30, 2005 and 2004, respectively, and $15,000 and $119,000 for the six months ended June 30, 2005 and 2004, respectively. The remaining deferred stock compensation at June 30, 2005 is expected to be amortized as follows: $17,000 for the six months ending December 31, 2005 and $15,000 for the year ending December 31, 2006. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net increased to $342,000 for the three months ended June 30, 2005 compared to $132,000 for the same period in 2004. Other income, net increased to $614,000 for the six months ended June 30, 2005 compared to $255,000 for the same period in 2004. These increases were due primarily to higher interest rates on a higher level of investments.

Income Tax

We recorded an income tax provision of $134,000 and $101,000 for the three months ended June 30, 2005 and 2004, respectively, and $268,000, and $202,000 for the six months ended June 30, 2005 and 2004, respectively. These provisions relate primarily to estimated foreign taxes calculated on forecasted income.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $7.9 million, short-term investments of $44.8 million and working capital of $38.7 million. Net cash provided by operating activities increased to $5.7 million for the six months ended June 30, 2005 from $3.1 million for the same period in 2004 due to higher net income and deferred revenue in 2005.

Net cash used in investing activities was $6.4 million for the six months ended June 30, 2005 compared to net cash provided by investing activities of $932,000 for the same period in 2004. For the six months ended June 30, 2005, cash used in investing activities was for purchases of short-term investments and purchases of computing products including servers, software and workstations, offset by maturities of short-term investments. Cash provided by investing activities for the six months ended June 30, 2004 was from maturities of short-term investments, partially offset by the purchase of short term investments, as well as the purchase of computers, equipment and software.

Net cash used in financing activities was $774,000 for the six months ended June 30, 2005 compared to cash provided by financing activities of $688,000 for the same period in 2004. Net cash used in financing activities for the six months ended June 30, 2005 was for repurchases of common stock under the 2004 and 2005 stock repurchase programs, partially offset by the sale of common stock to employees. Net cash provided by financing activities for the six months ended June 30, 2004 was from the sale of common stock to employees, partially offset by repurchases of common stock.

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

We believe that our cash and investments of $52.7 million as of June 30, 2005 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncement

See Note 1 of the Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Factors Affecting Future Operating Results

Our sales and operating results have in the past been, and may in the future be, negatively impacted by deteriorating economic conditions in the United States and other major countries in which we operate

Although revenue increased in our United States operations in 2004 and year to date 2005, we have in the past experienced negative effects from economic downturns in the United States and other countries. In particular, the slowing of the EDA industry in periods of 2004 and over the last few years has negatively impacted our business. As recently as the third quarter of 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Additionally, in an effort to reduce spending, some customers have been seeking time-based agreements which cause us to recognize revenue on a straight-line basis over the term of the license, thus reducing near-term revenue. Economic downturns and industry slowdowns could reemerge, and may extend to other geographic regions. A worsening of economic conditions in the United States, or extension of such conditions to other geographic regions or industries, would adversely affect our business.

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

The structured ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called structured ASICs has emerged. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new structured ASIC device as well as our first physical synthesis product for LSI Logic’s new platform ASIC device. In 2004, we customized our physical synthesis product for NEC Electronics’ structured ASIC device. In 2005, we delivered a customized physical synthesis product for Fujitsu Microelectronics’ structured ASIC device, as well as entered into a new development project with NEC Electronics where we will help develop a new capability for their structured ASIC product. We are investing significant resources in customizing our products for this new market. Failure of the structured ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

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

Our near-term revenue could decline as a result of increases in sales of time-based licenses

Historically, we have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 39% of our total license revenue in the six months ended June 30, 2005 and in fiscal 2004 and 29% of our total license revenue in fiscal 2003. In the future, customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them on a straight-line basis over the term of the licenses. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of our stockholders and the investment community.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 78% of our license sales in 2004 and 2003, and 73% of our license sales in 2002. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years for reasons including, but not limited to, the effects of customers’ inability to renew maintenance on some or all of their licenses due to business conditions or budget restrictions. We have seen an improvement in our maintenance renewal rates each year from 2004 through the second quarter of 2005. However, if we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

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

If we experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. When the economic downturn began in 2001, we experienced an increase in the length of our sales cycle which has since stabilized. If we experience such an increase in the length of our sales cycle again, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycles for certain of our ASIC products, including Certify and Synplify ASIC are substantially longer than those of our FPGA products, which could result in additional unpredictability of our quarterly revenue, especially if interest in our ASIC products increase. In addition, the timing, performance and quality of product releases from competitors as well as releases of our own products can cause sales cycles to increase as customers evaluate the new products.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline

We believe that our success in maintaining acceptance in the FPGA market depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera and Xilinx. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with future releases of Altera’s and Xilinx’s FPGA components and software. If we are unable to maintain or enhance our existing relationships with major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements.

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

We rely on our marketing, sales and product and library support relationships with leading ASIC manufacturers, and if we fail to maintain or expand such relationships, we may have difficulty selling our ASIC products and our revenue could be negatively impacted

We believe that our success in penetrating the ASIC market depends in part on our ability to develop strategic marketing, sales and product and library support relationships with leading ASIC manufacturers. We believe relationships with leading ASIC manufacturers are important in validating our technology, facilitating market acceptance of our ASIC products and enhancing our sales, marketing and distribution capabilities. Relationships we have established to date include Artisan Components (which was acquired by ARM Holdings PLC), Fujitsu Microelectronics, IBM Microelectronics, LSI Logic, NEC Electronics, Samsung Electronics, Virtual Silicon Technology Inc., and others. These ASIC and ASIC library vendors have worked with us to develop and qualify our software into all or a portion of their ASIC design flows. If we are unable to sustain these relationships or develop relationships with other key ASIC manufacturers or do not do so in a timely manner, we may have difficulty selling our ASIC products. In addition, we may not be able to enhance our products in a timely manner to capitalize on new ASIC component characteristics or software feature enhancements, which could negatively impact our revenue growth.

As we enter into development agreements with semiconductor manufacturers for our products, our revenue could become more unpredictable

We have entered into, and expect to continue to enter into, development agreements with semiconductor manufacturers to customize our ASIC synthesis, structured ASIC physical synthesis and FPGA synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of June 30, 2005, our directors, officers and individuals or entities affiliated with our directors owned approximately 46% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $8.75 and a low of $4.05 during the 24 months ended June 30, 2005. This market volatility, as well as general economic, market or political conditions including the war in Iraq, terrorist activity or other acts of violence could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Larger semiconductor design software vendors, such as Cadence, Mentor Graphics, Synopsys and Magma, may acquire or establish cooperative relationships with other companies that may offer or develop competitive products. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate, as evidenced by recent acquisitions of Nassda Corporation by Synopsys and Verisity Ltd. by Cadence. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 25 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $6.6 million and $12.4 million of our total revenue for the three months and six months ended June 30, 2005, respectively, and $24.2 million and $20.5 million of our total revenue in 2004 and 2003, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea, Taiwan and the People’s Republic of China. We also rely on indirect sales in some regions of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Although we have increased our international sales activities, we still have limited experience in marketing and directly selling our products internationally. Our international operations may be subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit the design of FPGAs and/or ASICs or reduce government or private sector spending on networking and communications equipment; and

•	the impact of epidemic situations such as the SARS epidemic that occurred in 2003.

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

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we employ a relatively small sales team. For example, in 2004 we experienced weakness in certain of our Asian sales locations due to reorganization within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs and/or EDA software necessary for our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

Modifications to our effective tax rates or government reviews of our tax returns could affect our results of operations

We are subject to income and transaction taxes in the United States and in multiple foreign locations. Determining our worldwide provision for income taxes involves judgment and estimates and we cannot be certain that no subsequent adjustments will be needed should updated information become available. Future effective tax rates could be affected by changes in our foreign tax estimates, the valuation of our deferred tax assets and liabilities, or changes in tax laws or the interpretation of such tax laws. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future. Although we believe our tax estimates are reasonable, we cannot be certain that the results of any audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during an audit, our operating results or financial position could be materially affected.

Proposed changes in financial accounting standards related to equity compensation will cause us to record additional expense in the future, which will result in a reduction in our net income

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which will be effective in the first quarter of 2006. SFAS 123(R) will result in our recognition of substantial compensation expense due to our employee stock options and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation from stock option grants we issue under our stock option plans or from the discounts we provide under our employee stock purchase plan.

Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense associated with employee stock awards. We expect to adopt the “modified prospective” approach, which will result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date of January 1, 2006. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest. The Stock-Based Compensation section shown in Note 1 of the footnotes to the Consolidated Financial Statements provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of FAS 123(R) considered, to measure the compensation expense for newly issued and previously existing employee stock awards during the three months and six months ended June 30, 2005 and 2004, respectively.

Corporate governance regulations have recently increased our costs and may further increase our costs

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 44% and 42% of our total revenue in the three months and six months ended June 30, 2005, respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency is included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of June 30, 2005, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three or 6 months ended June 30, 2005.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2005, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of June 30, 2005, our cash equivalents consisted of money market funds, certificates of deposit and a bankers’ acceptance and our short-term investments consisted of U.S. government agency notes, commercial paper, corporate notes, and a certificate of deposit.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the six months ended June 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2005 through January 31, 2005 (1)	—	$—	—	725,490
February 1, 2005 through February 28, 2005 (1)	204,819	$6.32	204,819	520,671
March 1, 2005 through March 31, 2005 (1)	36,600	$6.47	36,600	484,071
April 1, 2005 through April 30, 2005 (1)	32,916	$5.62	32,916	451,155
May 1, 2005 through May 31, 2005 (1)	159,308	$5.78	159,308	—
May 1, 2005 through May 31, 2005 (2)	124,116	$5.78	124,116	875,884
June 1, 2005 through June 30, 2005 (2)	—	$—	—	875,884

Total	557,759	$6.01	557,759	875,884

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period, which was subsequently renewed as a new plan in May 2005 for the next 12 months. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.
(1)	Authorized under May 2004 plan
(2)	Authorized under May 2005 plan

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Shareholders on May 18, 2005 in Sunnyvale, California. Of the 26,275,711 shares of our capital stock entitled to vote at the meeting, 21,184,996 shares were present in person or by proxy. Two proposals were submitted to the shareholders for action or approval and the following are the results:

Proposal I - A proposal to elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until their earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Prabhu Goel	20,947,551	237,445	—
Kenneth S. McElvain	21,054,479	130,517	—
Gary Meyers	20,987,059	197,937	—
Dennis Segers	21,048,983	136,013	—
Scott J. Stallard	21,023,877	161,119	—
Thomas Weatherford	21,023,477	161,519	—
Alisa Yaffa	20,982,517	202,479	—

Proposal II – A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2005.

For	Against	Abstain
21,168,399	14,047	2,550

ITEM 6: EXHIBITS

10.43	Lease dated May 20, 2005 between Registrant and Transwestern Great Lakes, L.P. for the 3030 Warrenville Road, Lisle Illinois office

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: August 4, 2005	By:	/s/ Gary Meyers
Gary Meyers
Chief Executive Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)