Form 10-Q
period 2005-09-30
SYNPLICITY INC
filed 2005-11-09
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(408) 215-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2005, the registrant had 26,724,327 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,713	$9,247
Short-term investments	41,587	39,434
Accounts receivable, net of allowances of $121 and $113 at September 30, 2005 and December 31, 2004, respectively	9,169	8,851
Other current assets	2,008	2,167

Total current assets	66,477	59,699
Property and equipment, net of accumulated depreciation of $10,285 and $8,892 at September 30, 2005 and December 31, 2004, respectively	2,846	2,989
Goodwill	1,272	1,272
Intangible assets, net	1,679	2,347
Other assets	759	780

Total assets	$73,033	$67,087

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,086	$1,087
Accrued liabilities	1,743	1,398
Accrued compensation	3,772	3,797
Deferred revenue	17,080	15,957

Total current liabilities	23,681	22,239

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	56,482	56,107
Additional paid-in capital	3,368	3,452
Deferred stock-based compensation	(13)	(88)
Accumulated deficit	(10,048)	(13,984)
Accumulated other comprehensive loss	(437)	(639)

Total shareholders’ equity	49,352	44,848

Total liabilities and shareholders’ equity	$73,033	$67,087

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2004. However, the condensed consolidated balance sheet amounts at December 31, 2004 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, filed with the Securities and Exchange Commission.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License	$8,849	$7,733	$25,202	$23,197
Maintenance	7,046	6,387	20,434	18,656

Total revenue	15,895	14,120	45,636	41,853
Cost of revenue:
Cost of license	182	89	475	448
Cost of maintenance	430	619	1,348	1,816
Amortization of intangible assets from acquisitions	223	223	668	668

Total cost of revenue	835	931	2,491	2,932

Gross profit	15,060	13,189	43,145	38,921
Operating expenses:
Research and development	6,021	6,070	18,253	17,456
Sales and marketing	5,502	4,909	17,032	15,934
General and administrative	1,524	1,651	4,742	4,141
Stock-based compensation (1)	(24)	38	(9)	157

Total operating expenses	13,023	12,668	40,018	37,688

Income from operations	2,037	521	3,127	1,233
Other income, net	436	155	1,050	410

Income before income taxes	2,473	676	4,177	1,643
Income tax provision (benefit)	(27)	30	241	232

Net income	$2,500	$646	$3,936	$1,411

Net income per share:
Basic net income per share	$0.09	$0.02	$0.15	$0.05

Shares used in basic per share calculation	26,478	26,014	26,346	25,994

Diluted net income per share	$0.09	$0.02	$0.14	$0.05

Shares used in diluted per share calculation	27,974	26,858	27,733	27,460

1)	Amortization of deferred stock-based compensation relates to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of maintenance	$—	$1	$—	$3
Research and development	—	11	—	46
Sales and marketing	—	10	—	41
General and administrative	(24)	16	(9)	67

Total	$(24)	$38	$(9)	$157

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$3,936	$1,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,458	1,443
Amortization of deferred stock-based compensation	(9)	157
Amortization of intangible assets	668	668
Changes in operating assets and liabilities:
Accounts receivable	(318)	355
Other current assets	159	356
Other assets	21	(196)
Accounts payable	(1)	(288)
Accrued liabilities	345	87
Accrued compensation	(25)	(632)
Deferred revenue	1,123	333

Net cash provided by operating activities	7,357	3,694

Investing activities
Purchases of property and equipment	(1,315)	(1,255)
Purchases of short-term investments	(55,891)	(30,375)
Proceeds from maturities of short-term investments	53,750	36,150

Net cash provided by (used in) investing activities	(3,456)	4,520

Financing activities
Proceeds from sale of common stock	4,184	987
Repurchases of common stock	(3,809)	(1,345)

Net cash provided by (used in) financing activities	375	(358)
Effect of exchange rate changes on cash	190	153

Net increase in cash and cash equivalents	4,466	8,009
Cash and cash equivalents at beginning of period	9,247	4,329

Cash and cash equivalents at end of period	$13,713	$12,338

Supplemental disclosure of cash flow information
Cash paid for taxes	$118	$240

Supplemental schedule of noncash investing and financing activities
Reversal of deferred compensation related to canceled stock options	$84	$(1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2005 and 2004 and the statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period.

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

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur; however, no impairment to date has been recorded. Our intangible assets are being amortized using the straight-line method over five years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,500	$646	$3,936	$1,411

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,478	26,014	26,346	25,994

Basic net income per common share	$0.09	$0.02	$0.15	$0.05

Diluted weighted-average shares:
Basic shares (per above)	26,478	26,014	26,346	25,994
Effect of dilutive securities:
Stock options	1,496	844	1,387	1,466

Weighted-average shares used in computing diluted net income per share	27,974	26,858	27,733	27,460

Diluted net income per common share	$0.09	$0.02	$0.14	$0.05

Weighted average options outstanding to purchase 1,734,352 and 2,375,371 shares of common stock for the three and nine months ended September 30, 2005, respectively, and weighted average options outstanding to purchase 4,403,341 and 2,714,384 shares of common stock for the three and nine months ended September 30, 2004, respectively, were excluded from the calculation of diluted net income per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

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

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,500	$646	$3,936	$1,411
Add: Stock-based employee compensation expense (benefit) included in reported net income	(24)	38	(9)	157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,249)	(1,494)	(3,912)	(4,838)

Pro forma net income (loss)	$1,227	$(810)	$15	$(3,270)

Basic net income (loss) per share:
As reported	$0.09	$0.02	$0.15	$0.05

Pro forma	$0.05	$(0.03)	$0.00	$(0.13)

Diluted net income (loss) per share:
As reported	$0.09	$0.02	$0.14	$0.05

Pro forma	$0.04	$(0.03)	$0.00	$(0.13)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of September 30, 2005.

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

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at September 30, 2005 (in thousands):

Cash equivalents:
Commercial Paper	$4,760
US government agency notes	4,332
Money market funds	1,341
Bankers acceptance	754
Certificate of deposit	500

Total cash equivalents	11,687

Short-term investments:
U.S. government agency notes	26,849
Certificates of deposit	5,195
Corporate notes	4,093
Commercial paper	3,487
Bankers acceptance	1,963

Total short-term investments	41,587

Total available-for-sale securities	$53,274

Note 3. Comprehensive Income

Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,500	$646	$3,936	$1,411
Foreign currency translation adjustments	30	71	190	153
Unrealized gain (loss) on available for sale investments, net of tax	2	23	12	(50)

Comprehensive income	$2,532	$740	$4,138	$1,514

Note 4. Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares were repurchased in the open market at times and prices we considered appropriate. The timing of purchases and the number of shares purchased depended on market conditions. From inception of the program through expiration in May 2005, we repurchased a total of 708,153 shares at an average price of $5.62, including 433,643 shares at an average price of $6.08 for the nine months ended September 30, 2005.

In May 2005, our Board of Directors approved another repurchase program with the same provisions of the plan discussed in the preceding paragraph. From inception of the program and for the nine months ended September 30, 2005, we have repurchased a total of 194,826 shares at an average price of $6.02. For the three months ended September 30, 2005, we have repurchased 70,710 shares at an average price of $6.44.

In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window is closed. Repurchased shares of our common stock are no longer deemed outstanding.

Note 5. Intangible Assets and Goodwill

The following summarizes our intangible assets as of September 30, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization (five year useful lives):
Existing technology	$3,500	$(2,168)	$1,332
Core technology	750	(473)	277
Maintenance agreements and related relationships	200	(130)	70

	$4,450	$(2,771)	$1,679

The following summarizes our actual and estimated amortization expense from the above intangible assets (in thousands):

	Nine months ended September 30, 2005	Remainder of 2005	2006	2007
Amortization expense	$668	$222	$890	$567

To date, we have not recognized any impairment losses on goodwill.

Note 6. Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) will result in our recognition of substantial compensation expense due to our employee stock options and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any expense from stock option grants we issue under our stock option plans or from the discounts we provide under our employee stock purchase plan. Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense due to employee stock awards effective January 1, 2006. Statement 123(R) allows public companies to adopt its requirements using one of two approaches:

•	A “modified retrospective” approach under which financial statements for prior periods are adjusted on a similar basis as the pro forma disclosures required for those periods by Statement 123.

•	A “modified prospective” approach, which would result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest.

We expect to adopt the “modified prospective” approach, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. The Stock-Based Compensation section shown in Note 1 provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of SFAS 123(R) considered, to measure the compensation expense for employee stock awards during the three and nine months ended September 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under “Three and Nine Months Ended September 30, 2005 and 2004—Operating expenses” regarding future operating expenses; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, Synplify Pro, HDL Analyst, Certify, Amplify, Synplify ASIC, and Identify are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We operate in one segment, the development and licensing of software products that are used in the design and verification of semiconductors. We market and sell our products in the following geographic areas: North America (principally the United States), Europe, Japan and other parts of Asia. Our revenue from sales outside of North America represented approximately 43% and 42% of our total revenue for the three and nine months ended September 30, 2005 respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively.

We provide synthesis, verification, and physical implementation software for designers of FPGAs, ASICs, and structured/platform ASICs. Following are our solutions by product line:

FPGA

•	our Synplify product, an FPGA logic synthesis product;

•	our Synplify Pro product, an advanced FPGA logic synthesis product;

•	our HDL Analyst product, a complementary product to Synplify which provides graphical representation and design analysis;

•	our Identify product, a product that assists in debugging FPGAs directly in the RTL source code;

•	our Synplify DSP product, a solution for optimizing DSP algorithms into RTL code; and

•	our Synplify Premier product, containing Synplicity’s proprietary graph-based physical synthesis technology, an FPGA physical synthesis product that provides timing closure and simulator-like visibility into operating FPGA devices for source-level debugging

ASIC

•	our Certify product, a product for verification of ASICs by synthesizing multi-FPGA prototypes; and

•	our Synplify ASIC product, a timing-driven ASIC synthesis product

Structured/platform ASIC

•	our Amplify RapidChip product, a customized physical synthesis product for LSI Logic’s platform ASIC;

•	our Amplify ISSP product, a customized physical synthesis product for NEC Electronics’ structured ASIC; and

•	our Amplify AccelArray product, a customized physical synthesis product for Fujitsu Microelectronics’ structured ASIC

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

3rd Quarter 2005 Financial Highlights

In the third quarter of 2005, we experienced solid revenue and profit growth compared to the third quarter of 2004. License revenue increased over the same quarter last year driven by both the FPGA and ASIC product lines. Maintenance revenue increased over the same quarter last year due to new maintenance contracts from new license sales over the year and continued strong maintenance renewal rates. Operating expenses increased slightly in 2005 from the third quarter of 2004 as we continued moderate headcount increases, primarily at our Bangalore, India development facility. Financial highlights for the quarter are as follows:

•	Total revenue for the third quarter of 2005 was $15.9 million, a 13% increase from $14.1 million for the same period in 2004

•	Operating income for the third quarter of 2005 was $2.0 million, compared to $521,000 for the same period in 2004

•	Net income for the third quarter of 2005 was $2.5 million, compared to $646,000 for the same period in 2004

•	Diluted net income per share for the third quarter of 2005 was $0.09 compared, to $0.02 for the same period in 2004

•	Net cash provided by operations for the nine months ended September 30, 2005 was $7.4 million, compared to $3.4 million for the same period in 2004

•	Working capital at September 30, 2005 grew to $42.8 million from $36.0 million at September 30, 2004

•	Deferred revenue at September 30, 2005 grew to $17.1 million from $15.6 at September 30, 2004

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

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License	56%	55%	55%	55%
Maintenance	44	45	45	45

Total revenue	100	100	100	100
Cost of revenue:
Cost of license	1	1	1	1
Cost of maintenance	3	4	3	4
Amortization of intangible assets	1	2	1	2

Total cost of revenue	5	7	5	7

Gross margin	95	93	95	93
Operating expenses:
Research and development	38	43	40	42
Sales and marketing	35	35	38	38
General and administrative	9	11	10	10
Stock-based compensation	—	—	—	—

Total operating expenses	82	89	88	90

Income from operations	13	4	7	3
Other income, net	3	1	3	1

Income before income taxes	16	5	10	4
Income tax provision	—	—	1	1

Net income	16%	5%	9%	3%

Three and Nine Months Ended September 30, 2005 and 2004

Total revenue

Total revenue increased 13% to $15.9 million for the three months ended September 30, 2005 from $14.1 million for the three months ended September 30, 2004 with growth in all geographic areas. Total revenue increased by 9% to $45.6 million for the nine months ended September 30, 2005 from $41.9 million for the nine months ended September 30, 2004 with growth in North America, Europe and Japan, with a slight decrease in Asia; however, for the three and nine months ended September 30, 2005 bookings were up in Asia and down in Japan. Revenue from recurring sources comprised 64% and 65% of total revenue for the three and nine months ended September 30, 2005, respectively and we added approximately fifty new customers during the quarter.

License revenue. License revenue increased 14% to $8.8 million for the three months ended September 30, 2005 from $7.7 million for the three months ended September 30, 2004. This increase was due to higher ASIC and FPGA product line revenues, primarily due to growth in revenue from the Synplify Pro, Amplify, and Certify products, partially offset by the decrease of revenue from the Synplify product. License revenue increased by 9% to $25.2 million for the nine months ended September 30, 2005 from $23.2 million for the nine months ended September 30, 2004. This increase was due to higher FPGA and ASIC product line revenues, primarily due to the growth in revenue from the Synplify Pro, Certify, Amplify, and Identify products, partially offset by the decrease in revenue from the Synplify and Synplify ASIC products.

Maintenance revenue. Maintenance revenue increased 10% to $7.0 million for the three months ended September 30, 2005 from $6.4 million for the three months ended September 30, 2004. Maintenance revenue also increased by 10% to $20.4 million for the nine months ended September 30, 2005 from $18.7 million for the nine months ended September 30, 2004. These increases were attributable to new maintenance contracts from new license sales over the year and continued solid maintenance renewal rates. We also continued to have customers return to active maintenance and pay back-maintenance charges, which are recognized when the maintenance is renewed.

Cost of revenue

Cost of license revenue. Cost of license revenue includes product packaging, software documentation and other costs associated with shipping, royalties due from us to third parties and engineering costs directly associated with our development agreements. Cost of license revenue increased by 104% to $182,000 for the three months ended September 30, 2005 from $89,000 for the three months ended September 30, 2004 due to increased costs associated with development projects. Cost of license revenue increased by 6% to $475,000 for the nine months ended September 30, 2005 from $448,000 for the nine months ended September 30, 2004. As a percent of license revenue, cost of license revenue increased to 2% for the three months ended September 30, 2005 from 1% in the same period in 2004 and remained at 2% for the nine months ended September 30, 2005 compared to the same period in 2004.

Cost of maintenance revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing support to our customers under maintenance contracts. Cost of maintenance revenue decreased by 31% to $430,000 for the three months ended September 30, 2005 from $619,000 for the three months ended September 30, 2004. Cost of maintenance revenue decreased by 26% to $1.3 million for the nine months ended September 30, 2005 from $1.8 million for the nine months ended September 30, 2004. These decreases were primarily due to a lower allocation of expenses from research and development expenses to cost of maintenance, reflecting a lower percentage of engineering effort needed for post-sales support. As a percent of maintenance revenue, cost of maintenance revenue decreased to 6% for the three months ended September 30, 2005 and 7% for nine months ended September 30, 2005 compared to 10% for the same periods in 2004.

Amortization of intangible assets. Amortization of intangible assets for the three and nine months ended September 30, 2005 and 2004 of $223,000 and $668,000, respectively, reflects the amortization of acquired intangible assets over a five-year useful life.

Operating expenses

Research and development. Research and development expenses decreased by 1% to $6.0 million for the three months ended September 30, 2005 from $6.1 million for the three months ended September 30, 2004 due to lower expenses associated with equipment and software, and normal turnover during the quarter, partially offset by the increased hiring in our India location, annual salary increases in 2005, and the lower allocation from research and development expenses to cost of maintenance. Research and development expenses increased by 5% to $18.3 million for the nine months ended September 30, 2005 from $17.5 million for the nine months ended September 30, 2004. This increase was primarily due to the lower allocation of expenses from research and development expenses to cost of maintenance, as well as increased headcount and annual salary increases. As a percent of total revenue, research and development expenses decreased to 38% for the three months ended September 30, 2005 compared to 43% for the same period in 2004 and decreased to 40% for the nine months ended September 30, 2005 compared to 42% for the same period in 2004. We expect research and development expenses to increase in the fourth quarter of 2005 compared to the third quarter of 2005 as we continue to hire employees; however, as a percentage of revenue, we expect research and development to continue to decrease.

Sales and marketing. Sales and marketing expenses increased by 12% to $5.5 million for the three months ended September 30, 2005 from $4.9 million for the three months ended September 30, 2004 and also increased by 7% to $17.0 million for the nine months ended September 30, 2005 from $15.9 million for the nine months ended September 30, 2004. These increases were primarily due to increased commission expense from increased sales and headcount, as well as annual salary increases in 2005. As a percent of total revenue, sales and marketing expenses remained at 35% and 38% for the three and nine months ended September 30, 2005 and 2004, respectively. We expect that sales and marketing expenses will increase in the fourth quarter of 2005 from the third quarter of 2005 primarily due to the seasonally higher commission expense and increased marketing and tradeshow activity.

General and administrative. General and administrative expenses decreased 8% to $1.5 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. This decrease was due to the following: lower legal expense, a reduction in the estimated sales tax liability from the Streamlined Sales and Use Tax Agreement accepted by a number of states, as well as a reduction in the fixed asset reserve from the periodic verification of fixed assets, partially offset by annual salary increases in 2005. General and administrative expenses increased by 15% to $4.7 million for the nine months ended September 30, 2005 from $4.1 million for the nine months ended September 30, 2004. This increase was mainly due to annual salary increases and consulting expenses, partially offset by the previously mentioned legal accrual, sales tax accrual, and fixed asset reserve decreases. As a percent of total revenue, general and administrative expenses decreased to 9% for the three months ended September 30, 2005 compared to 11% for the same period last year and remained at 10% for the nine months ended September 30, 2005 and 2004. We expect that general and administrative expenses will increase in the fourth quarter of 2005 from the third quarter of 2005 as a result of the reduction in the accrual noted above in the third quarter, as well as hiring additional employees.

Stock-based compensation. Stock-based compensation was a $24,000 benefit compared to a $38,000 expense for the three months ended September 30, 2005 and 2004, respectively, and a $9,000 benefit compared to a $157,000 expense for the nine months ended September 30, 2005 and 2004, respectively. The remaining deferred stock compensation at September 30, 2005 is expected to be fully amortized as follows: $5,000 for the three months ending December 31, 2005 and $8,000 for the year ending December 31, 2005. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other income, net

Other income, net increased to $436,000 for the three months ended September 30, 2005 compared to $155,000 for the same period in 2004. Other income, net increased to $1.1 million for the nine months ended September 30, 2005 compared to $410,000 for the same period in 2004. These increases were due primarily to higher interest rates on a higher level of investments from cash generated from operations.

Income Tax

We recorded an income tax benefit of $27,000 for the three months ended September 30, 2005 as a result of year-to-date foreign tax expense applied as a credit to our federal alternative minimum tax, as well as a reduction of estimated international tax expense from the filing of a number of our 2004 international tax returns, which utilized lower cost-plus rates derived from transfer pricing studies. We recorded a $30,000 provision for the three months ended September 30, 2004 and we recorded $241,000 and $232,000 provisions for the nine months ended September 30, 2005 and 2004, respectively. These provisions relate primarily to estimated foreign taxes calculated on forecasted income.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $13.7 million, short-term investments of $41.6 million and working capital of $42.8 million. Net cash provided by operating activities increased to $7.4 million for the nine months ended September 30, 2005 from $3.7 million for the same period in 2004 due to higher net income and deferred revenue from new maintenance sales in 2005.

Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $4.5 million for the same period in 2004. For the nine months ended September 30, 2005, cash used in investing activities was for purchases of short-term investments and computing products including servers, software and workstations, partially offset by maturities of short-term investments. Cash provided by investing activities for the nine months ended September 30, 2004 was from maturities of short-term investments, partially offset by the purchase of short term investments, as well as the purchase of computers, equipment and software.

Net cash provided by financing activities was $375,000 for the nine months ended September 30, 2005 compared to cash used in financing activities of $358,000 for the same period in 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 was from the sale of common stock to employees through stock option exercises and our employee stock purchase plan, partially offset by repurchases of common stock under the 2004 and 2005 stock repurchase programs. Net cash used in financing activities for the nine months ended September 30, 2004 was for repurchases of common stock, partially offset by the sale of common stock to employees.

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

We believe that our cash and investments of $55.3 million as of September 30, 2005 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncements including the expected date of adoption and effect on results of operations and financial condition.

Factors Affecting Future Operating Results

Our sales and operating results have in the past been, and may in the future be, negatively impacted by deteriorating economic conditions in the United States and other major countries in which we operate

Although revenue has increased in our United States operations in 2004 and year to date 2005, we have in the past experienced negative effects from economic downturns in the United States and other countries. As recently as the third quarter of 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Additionally, in an effort to reduce spending, some customers have been seeking time-based agreements which cause us to recognize revenue on a straight-line basis over the term of the license, thus reducing near-term revenue. Economic downturns and industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx sell synthesis products that are competitive with our Synplify and Synplify Pro products and adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. An increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business. In particular, a greater improvement in the quality of results of vendor supplied synthesis tools compared to our tools may result in reduced demand for our products.

We have relied and expect to continue to rely on sales of our Synplify Pro product for a substantial portion of our license revenue, and a decline in sales of this product could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify Pro product. In the future we also expect to rely on Synplify Premier for a substantial portion of our revenue. License revenue from our Synplify Pro product accounted for 50%, 47% and 53% of our total license revenue in the nine months ended 2005, and years 2004 and 2003, respectively. We expect that revenue from this product will continue to account for a majority of our license revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

The structured/platform ASIC market is new and our future growth and profitability are dependent on its development

A new breed of ASIC devices called structured/platform ASICs has emerged. In 2003 we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new structured ASIC device as well as our first physical synthesis product for LSI Logic’s new platform ASIC device. In 2004, we customized our physical synthesis product for NEC Electronics’ structured ASIC device. In 2005, we delivered a customized physical synthesis product for Fujitsu Microelectronics’ structured ASIC device, as well as entered into a new development project with NEC Electronics where we will help develop a new capability for their structured ASIC product. We are investing significant resources in customizing our products for this new market. Failure of the structured/platform ASIC market to develop, or our failure to penetrate that market, would have a material adverse affect on our revenue and operating results.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 77% of our license sales for the nine months ended September 30, 2005 and 78% of our license sales in 2004 and 2003. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our Synplify product. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 8% of our revenue in the nine months ended September 30, 2005 and the year 2004 and 7% of our revenue in 2003. If these agreements were canceled or not renewed, our revenue could decline.

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

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality

Our ability to accurately forecast quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. In addition, the time required to initiate and complete a sale for our FPGA products is relatively short, and our ability to foresee and react to changes in customer demand for our products may be limited and therefore inaccurate. Most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expectations, we may be unable to reduce our expenses quickly to avoid lower quarterly operating results. Consequently, our quarterly operating results could fluctuate, and the fluctuations could adversely affect the market price of our common stock. In addition, in the past we have experienced fluctuations in the sale of licenses for our products due to seasonality. For example, sales may decline during the summer months, and we have experienced and anticipate we will continue to experience relatively lower product bookings in our first quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. These factors may lead to fluctuations in our quarterly operating results.

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we employ a relatively small sales team. For example, in 2004 we experienced weakness in certain of our Asian sales locations due to turnover within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs and/or EDA software necessary for our business, and if we are unable to retain or find suitable replacements for any turnover in our engineering and sales organizations, our business could be adversely affected.

Changes to our international sales personnel and channels have affected and may in the future negatively affect sales

For the majority of our international revenue, we depend on a relatively small number of sales professionals in each country in which we operate. As a result, turnover of a small number of employees in a specific country may have a significant impact on sales in that area and our company as a whole. Specifically, we experienced turnover in Asian countries in 2004 that had an adverse affect on our bookings and revenues. Additionally, any modifications or terminations of distributor relationships may have a negative impact on sales.

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

Our near-term revenue could decline as a result of increases in sales of time-based licenses

Historically, we have seen an increase in the number and dollar amount of time-based license agreements. Time-based license revenue accounted for approximately 37% of our total license revenue in the nine months ended September 30, 2005 and 39% and 29% of our total license revenue in 2004 and 2003, respectively. In the future, customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products and customers who previously purchased perpetual licenses may choose to convert to time-based licenses. Time-based license agreements generally have terms from one to three years and we recognize revenue from them on a straight-line basis over the term of the licenses. Increases in time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline. Any decline in our revenue, or lack of significant growth in our revenue, could result in a decrease in our stock price because our revenue may fail to meet the expectations of our stockholders and the investment community.

We may not succeed in developing, marketing and selling new or enhanced commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We develop logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also develop new features for our existing products. In addition, we have entered into agreements with semiconductor manufacturers to develop customized tools for certain of their structured/platform ASIC products. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify Pro product, especially our ASIC products, as well as recently introduced products, such as our Synplify DSP and Synplify Premier products. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

If we experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. When the economic downturn began in 2001, we experienced an increase in the length of our sales cycle which has since stabilized. If we experience such an increase in the length of our sales cycle again, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycles for certain of our ASIC products, including Certify and Synplify ASIC, are substantially longer than those of our FPGA products, which could result in additional unpredictability of our quarterly revenue, especially if interest in our ASIC products increase. In addition, the timing, performance and quality of product releases from competitors as well as releases of our own products can cause sales cycles to increase as customers evaluate the new products.

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

As we enter into development agreements with semiconductor manufacturers for our products, our revenue could become more unpredictable

We have entered into, and expect to continue to enter into, development agreements with semiconductor manufacturers to customize our ASIC synthesis, structured/platform ASIC physical synthesis and FPGA synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that a shareholder may believe to be desirable

As of September 30, 2005, our directors, officers and individuals or entities affiliated with our directors owned approximately 45% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $8.75 and a low of $4.05 during the 24 months ended September 30, 2005. This market volatility, as well as environmental, general economic, market or political conditions including; recent natural disasters in various geographic areas, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed 28 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

As we expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $6.8 million and $19.2 million of our total revenue for the three and nine months ended September 30, 2005 and $24.2 million and $20.5 million of our total revenue in 2004 and 2003, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, or an extension of such conditions to other international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea, Taiwan, the People’s Republic of China, and Turkey. We also rely on indirect sales in some areas of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Although we have increased our international sales activities, we still have limited experience in marketing and directly selling our products internationally. Our international operations may be subject to other risks, including:

•	relatively higher personnel and operating costs which may not result in additional revenue;

•	revenue may not be sufficient to cover the expenses associated with establishing a new or expanded international location;

•	the impact of local economic conditions, such as interest rate increases or inflation, which may lead to higher cost of capital and lower demand for products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, including increased tariffs, government ownership of communications systems or laws relating to use of and sales over the internet;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including taxes due on the exercise of stock options or purchase of shares under employee plans by foreign employees and the impact of expiry of tax holidays or applicability of withholding or value added taxes;

•	foreign currency fluctuations;

•	political instability, which may limit the design of FPGAs and/or ASICs or reduce government or private sector spending on networking and communications equipment; and

•	the impact of epidemic situations such as the SARS epidemic that occurred in 2003, as well as the potential threat of the Avian flu in 2005.

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

Our annual effective tax rate is calculated on the basis of our expected level of profitability and includes items such as the usage of tax loss carryforwards or credits that result in a federal and state tax minimum provision and income taxes on earnings of certain foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future. Although we believe our tax estimates are reasonable, we cannot be certain that the results of any audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during an audit, our operating results or financial position could be materially affected.

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

Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense associated with employee stock awards. We expect to adopt the “modified prospective” approach, which will result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date of January 1, 2006. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest. The Stock-Based Compensation section shown in Note 1 of the footnotes to the Consolidated Financial Statements provides our approximate pro forma net income (loss) and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of SFAS 123(R) considered, to measure the compensation expense for newly issued and previously existing employee stock awards during the three months and nine months ended September 30, 2005 and 2004, respectively.

It is unclear how investors and analysts will react to the additional compensation expense we are required to report under SFAS 123(R), and our stock price could be negatively affected. In addition, we have not yet determined how, if at all, our compensation practices will change in response to SFAS 123(R) and what, if any, effects the changes will have on our ability to recruit and retain well-qualified employees.

Corporate governance regulations have recently increased our costs and may further increase our costs

Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants. In order to comply with these new rules, we have added internal resources and have utilized additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we maintain compliance with Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations. We may also face challenges with our review and reporting of the effectiveness of internal controls over financial reporting due to changes in materiality thresholds, interpretive literature and other procedures in future reviews.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 43% and 42% of our total revenue in the three months and nine months ended September 30, 2005, respectively, and 42% and 41% of our total revenue in 2004 and 2003, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency is included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of September 30, 2005, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the three or nine months ended September 30, 2005.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2005, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of September 30, 2005, our cash equivalents consisted of commercial paper, U.S. government agency notes, money market funds, bankers acceptance, and a certificate of deposit and our short-term investments consisted of U.S. government agency notes, certificates of deposit, corporate notes, commercial paper, and bankers acceptance.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Evaluation conclusion

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure.

Inherent limitations of disclosure controls and procedures

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

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the nine months ended September 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2005 through January 31, 2005 (1)	—	$—	—	725,490
February 1, 2005 through February 28, 2005 (1)	204,819	$6.32	204,819	520,671
March 1, 2005 through March 31, 2005 (1)	36,600	$6.47	36,600	484,071
April 1, 2005 through April 30, 2005 (1)	32,916	$5.62	32,916	451,155
May 1, 2005 through May 31, 2005 (1)	159,308	$5.78	159,308	—
May 1, 2005 through May 31, 2005 (2)	124,116	$5.78	124,116	875,884
June 1, 2005 through June 30, 2005 (2)	—	$—	—	875,884
July 1, 2005 through July 31, 2005 (2)	—	$—	—	875,884
August 1, 2005 through August 31, 2005 (2)	70,710	$6.44	70,710	805,174
September 1, 2005 through September 30, 2005 (2)	—	$—	—	805,174

Total	628,469	$6.06	628,469	805,174

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period, which was subsequently renewed as a new plan in May 2005 for the next 12 months. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.
(1)	Authorized under May 2004 plan
(2)	Authorized under May 2005 plan

ITEM 6: EXHIBITS

10.45	Lease dated May 20, 2005 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza B Block 1st floor Bilkent, Turkey office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: November 9, 2005	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President, and
Director (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)