Form 10-K
period 2005-12-31
SYNPLICITY INC
filed 2006-03-15
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-31545

SYNPLICITY, INC.

(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

600 West California Avenue, Sunnyvale, California 94086

Registrant’s telephone number, including area code:  (408) 215-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 30, 2005 as reported on the Nasdaq National Market, was $77,234,513. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, the registrant had outstanding 26,943,186 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders into Parts II and III of this Annual Report on Form 10-K.

SYNPLICITY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

We incorporated under the laws of the State of California in 1994. Our principal executive offices are located at 600 West California Avenue, Sunnyvale, California, 94086 and our telephone number at that location is (408) 215-6000. This Annual Report on Form 10-K, as well as all of our subsequent filings under the Exchange Act, is accessible, free of charge, via our website at www.synplicity.com as soon as reasonably practicable after such reports have been filed with the SEC. Investors may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC and Identify are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, military and aerospace, semiconductor, consumer, computer and peripheral, and other electronics systems. Our software products perform essential steps in the process of designing and verifying semiconductors that are tailored to perform a specific function including field programmable gate arrays (“FPGAs”) and application specific integrated circuits (“ASICs”), which include a class of ASICs called Structured or platform ASICs (“Structured ASICs”). We employ proprietary logic synthesis, physical synthesis and debug technology to simplify, improve and accelerate the design and verification of large complex FPGAs and ASICs. We believe our semiconductor design software products, coupled with our responsive customer support, assist our customers to meet performance goals and decrease the time to market of their electronic systems.

Industry Background

Manufacturers of networking and communications, military and aerospace, semiconductor, consumer, computer and peripheral, and other electronics systems utilize a wide variety of advanced semiconductors, including FPGAs and ASICs, in their products. Unlike off the shelf standard function semiconductors, FPGAs and ASICs are tailored to perform specific functions defined by electronic product designers. FPGAs are semiconductors that are customized or programmed to perform a specific function after the semiconductors are manufactured, whereas ASICs are customized during the manufacturing process.

FPGAs and ASICs are used to implement proprietary intellectual property and to provide the equipment manufacturer’s products with enhanced performance, flexibility and differentiation. FPGAs provide equipment manufacturers with the ability to create and modify semiconductor designs quickly and easily. With FPGAs, electronics manufacturers can make changes to the design even after the customer uses the product. This ease of creation and modification helps electronics manufacturers meet time to market requirements by shortening development times. In this respect, FPGAs provide electronic equipment manufacturers the ability to get to market quickly and the flexibility to update their products to address rapidly changing industry and interoperability standards. ASICs, on the other hand, can achieve higher performance, lower power consumption and lower unit cost than FPGAs when produced in volume. However, ASICs generally have a longer development cycle, as well as lengthy and expensive custom fabrication processes prior to shipment.

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

FPGAs and ASICs are increasingly incorporating digital signal processing (“DSP”) functionality to obtain a substantial performance increase over standard DSP processors. However, an obstacle in implementing DSP functionality in FPGAs is that it is a very time-consuming process to explore different design architectures in order to achieve optimal performance. Traditional techniques for converging on a solution use very iterative and manual methods that frequently do not produce optimal results.

Complex ASIC design, using the traditional cell-based library approach for implementation, has become increasingly costly as a typical 90 nanometer cell-based ASIC design project in 2005 required larger investments for EDA tools, design resources and initial semiconductor manufacturing costs. In addition to rising costs, the time it takes to complete a typical cell-based ASIC has lengthened as verification of cell-based ASICs has become increasingly difficult. These and other economic forces have resulted in a declining number of cell-based ASIC design starts over the past eight years.

Structured ASIC design is simpler than cell-based ASIC design because many design tasks are eliminated through a combination of pre-design by the ASIC vendor and the automated implementation of strict design rules and methodology by EDA tools. The result is a much lower design cost in exchange for lower performance and higher part cost when manufactured with the same semiconductor process as a cell based design.

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

Recent Development

On March 6, 2006, LSI Logic Corporation, the leader in the emerging structured/platform ASIC market and one of our three partners, announced that it would cease further development of its RapidChip product. Our Amplify RapidChip product was designed specifically and exclusively for LSI Logic’s RapidChip product. Although only 2% of our total revenue in 2005 resulted from sales of our Amplify RapidChip product, the structured/platform ASIC market opportunity has been an important element in our growth strategy. Because the structured/platform ASIC market has been an important element in our strategy, the failure of the structured/platform ASIC market’s development would have a material adverse affect on our revenue and could have a material adverse impact on our operating results. We do not have assurance that other market players will continue to support and develop structured/platform ASIC products and do not have any visibility as to whether LSI Logic’s customers will seek structured/platform ASIC products from other manufacturers. Because of the recency of LSI Logic’s announcement, we are currently in the process of evaluating the impact LSI Logic’s decision will have on our growth strategy, operations and 2006 financial guidance. However, LSI Logic’s decision had no effect on our financial statements for the year ended December 31, 2005. We have presented our “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Risk Factors” without regard to LSI Logic’s announcement in this Form 10-K because we have not yet determined how LSI Logic’s announcement will impact our strategy, operations and guidance, if at all.

Our Software Solutions

Our software solutions improve performance and shorten development times for complex FPGAs and ASICs by simplifying, improving and automating key design planning, custom logic synthesis, physical synthesis and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

A key feature of our products is the ability to generate and display concurrently four views of a semiconductor design—the textual design description, a highly abstract graphical representation of the design description, an optimized, detailed diagram showing the various elements of the semiconductor design and a physical representation of the design elements. As the designer changes the textual description, the other three views automatically highlight the selected areas of the design. These alternate representations allow the designer to manipulate and optimize the design and diagnose problems. Our software products also provide the following features and benefits to our customers and their electronic product designers:

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

Ease of use.    Our products are designed to be easy to install, learn and use. The user enters only information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers’ work simpler. We believe both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of design tool specific effort as compared with conventional approaches. We believe our solutions’ ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals. Our design tools have the added benefit of reducing the amount of technical support required to assist customers in tool use. Our technical support resources can focus on more design related support, which is of more value to customers.

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

Custom ASIC synthesis.    Today’s cell-based ASIC design and manufacturing processes can be too costly for many low to mid-volume ASIC applications. The semiconductor industry has begun to address this by introducing Structured ASICs. These new ASIC devices employ innovative architectures to remove many of the cell-based ASIC verification problems, including clock management, test and power and signal integrity. They come mostly prefabricated, requiring only a few metal/via masks for customization, thus significantly reducing ASIC manufacturing costs and improving time to market. While these new devices deliver a more deterministic and lower cost design alternative than cell-based ASICs, their structure also reduces performance and utilization from typical cell-based synthesis tools. To help address this issue, we have worked closely with leading ASIC manufacturers such as Fujitsu Microelectronics, NEC Electronics Corporation and LSI Logic Corporation to provide custom architecture-specific synthesis support for their Structured (or platform) ASIC devices. This, in turn, returns much of the lost performance and utilization moving from a cell-based design methodology as well as provides a more streamlined design flow that accelerates the design process.

Comprehensive customer support.    Because of the complex nature of our customers’ design activities, we believe our support services are valuable to our customers. We emphasize rapid resolution of customer questions by staffing our customer support operation with knowledgeable personnel. We have provided our customer service organization with sufficient resources to assist our staff in responding to customer problems, often within 24 hours. We also make available through our web site information regarding support solutions, problem submission and problem status.

Technology

We believe our products are easier to use and produce superior results more rapidly than alternative solutions. In addition, our core technology platform enables us to produce innovative products quickly. Selected features of our technology include:

Behavior Extracting Synthesis Technology

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

Physical synthesis innovations.    Achieving superior performance in large FPGAs and Structured ASICs requires solving specialized problems not encountered in Standard Cell ASICs. We have patented our algorithms that solve many of these problems. These algorithms involve combining synthesis with processes that are normally applied later in the semiconductor design process. This combination is termed physical synthesis. We believe our work with Structured ASIC vendors has shown that we can achieve very tight correlation between our estimated results and the actual results.

Graph-based Physical Synthesis.     Synplicity recently invented graph-based physical synthesis to enable a single-pass physical synthesis flow for 90nm FPGAs. FPGAs require a new approach to physical synthesis because the methods developed earlier for ASIC physical synthesis do not work for FPGAs. The situation arises because in ASICs, physical proximity implies better timing. This is not the case in FPGAs. The essence of our approach is that the pre-existing wires, switches and placement sites used for routing an FPGA can be represented as a detailed routing resource graph. Using this representation, our graph-based physical synthesis merges optimization, placement and routing to ensure available, fast routes along critical paths. This technology generates a fully placed and physically optimized netlist as output ready for the FPGA vendor’s routing tool.

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

Embedded electrical engineering knowledge.    Synthesis and optimization of complex circuits are accomplished through a large collection of algorithms and heuristics. For any given circuit, the application of these algorithms requires many decisions, including which algorithms to use and in what order to apply them. Implementing a synthesis product is considerably easier if the user is required to make these types of decisions. However, this places the burden of understanding the effects of synthesis algorithms on the user and results in a product that is difficult to use. Instead, we build products with a high level of automation for making these decisions by embedding a high degree of electrical engineering knowledge in the products so that optimization decisions are performed automatically.

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

Products

FPGA Solutions

Synplify and Synplify Pro Products

In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results. To perform logic synthesis, our Synplify and Synplify Pro products employ proprietary optimization algorithms. Our Synplify and

Synplify Pro products take advantage of specialized features provided by the FPGA manufacturers that improve performance for a particular design. Logic synthesis software products transform a high level design specification into a format comprised of logic elements and wires interconnecting those elements that is ready for implementation in a semiconductor. Logic synthesis is a primary determinant of design performance. As a result, logic synthesis has a significant impact on the overall performance of the electronic system in which the FPGA resides. We believe that our Synplify and Synplify Pro products produce the industry’s highest performance results on the basis of speed and capacity utilization of the resulting FPGA.

Because logic synthesis is performed multiple times during the design process, the less time synthesis requires, the quicker the engineer can complete the design process. We believe our Synplify and Synplify Pro products have the industry’s fastest run times. We employ algorithms that scale linearly in run time with the size of the design. Small designs can be synthesized in seconds and designs for the newest, largest FPGAs can be synthesized in hours or even minutes. Synplify and Synplify Pro require only the input of readily available design data. This information is entered via a user friendly graphical user interface, which allows designers to specify all design constraints in a single location quickly.

Synplify Premier Product

Synplicity’s Synplify Premier software, introduced in late 2005, builds upon Synplicity’s industry leading synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices. Synplicity invented graph-based physical synthesis to improve timing closure by means of a single-pass physical synthesis flow for 90nm and below FPGAs. The Synplify Premier tool’s graph-based physical synthesis technology merges optimization and placement and routing to generate a fully placed and physically optimized netlist, providing rapid timing closure and a 5% to 20% timing improvement. In addition, the Synplify Premier product offers an efficient method of in-system verification of FPGAs. The Synplify Premier software dramatically accelerates the debug process and provides a rapid and incremental method for finding elusive design problems.

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

Our Identify product allows FPGA designers and ASIC prototyping designers to functionally debug their hardware directly in their RTL source code. This allows functional verification with RTL designs 10,000 times faster than today’s RTL simulators and enables the use of in-system stimulus for applications-like networking, audio and video and hardware/software co-development. With Identify, designers directly select signals and conditions in their RTL source code. The actual values of these signals in the hardware can then be viewed in the original RTL, based on the conditions the user created.

DSP Solutions

Synplify DSP Product

In July 2004, we introduced Synplify DSP, our first Electronic System Level (ESL) synthesis product created to bridge between system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification. These special DSP optimizations allow designers to capture the behavior needed for their DSP algorithm without concern for the specific hardware implementation. Synplify DSP automatically produces a highly optimized, technology independent implementation of the design ready for RTL synthesis.

DSP designers are increasingly targeting FPGA hardware for implementation of their high-performance DSP designs. FPGAs can achieve a performance of hundreds of millions of operations per second, which far exceeds the performance available in more traditional DSP processors. Today’s FPGAs also contain large quantities of DSP blocks and multipliers, facilitating efficient and parallel implementation of DSP functions in programmable logic. Until the introduction of Synplify DSP, there had been no automated way to get a design specified at the algorithm level from tools such as Simulink® by The MathWorks, into high-quality RTL, architecture independent code suitable for semiconductor implementation. A common implementation path had been to hand-code the RTL with numerous iterations between the DSP algorithm architect and the RTL hardware designer, which is error prone and time consuming. We believe Synplify DSP offers the only automated way to fully optimize DSP design expressed in the SimuLink environment into vendor independent RTL code suitable for FPGA or ASIC implementation.

Structured /Platform ASIC & ASIC Solutions

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

Synplify ASIC Product

In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. Our Synplify ASIC product offers higher design capacity as demonstrated by its ability to process designs or design blocks up to several million gates in a single compilation and often produces better quality of results. The leading competitive offering requires customers to disassemble the design into a large number of smaller blocks, process each of these independently and then reassemble the result. The high level of expertise required for this process is eliminated in the Synplify ASIC synthesis approach. In addition, processing the design as a single entity or as larger block entities reveals further opportunities for optimization, which can improve chip performance and reduce chip costs. We believe our Synplify ASIC product processes designs faster and produces more efficient area usage than the leading competitive product, reducing the overall cost of an ASIC and yielding substantial cost savings for higher volume applications. In addition to the ease-of-use advantage afforded by its high capacity, we believe our Synplify ASIC product is easy to learn. Synplify ASIC employs an intuitive, graphical user interface and incorporates a high degree of automation.

In April 2003, we introduced the first custom architecture-specific synthesis version of Synplify ASIC for NEC Electronics’ new Structured ASIC device, Instant Silicon Solution Platform (“ISSP”). ISSP utilizes a course grained base logic cell, which is similar to the logic cell structure used in FPGAs, as opposed to the sea of transistors approach offered in a cell-based ASIC. This type of silicon architecture is not optimized by today’s conventional ASIC synthesis methods that use a simple library approach. We have utilized our FPGA experience in synthesizing logic to FPGA fabrics to optimize and pack logic much more efficiently for the ISSP device. We believe this custom synthesis approach yields substantial quality of results improvements that result in smaller and faster designs.

Amplify RapidChip Product

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

Our first physical synthesis product was released in December 2003, optimized specifically for LSI Logic’s platform ASIC device called RapidChip. The Amplify RapidChip product is a customized physical synthesis product that uniquely targets LSI Logic’s RapidChip architecture and sets a new standard for ASIC logic designer productivity. In addition to achieving better quality of results compared to other synthesis approaches, the customizations in this physical synthesis technology also provide extremely tight correlation between predicted timing from Amplify RapidChip and the actual completed physical design performed by LSI Logic. This tight correlation eliminates or reduces design iterations between the customer and LSI Logic due to timing closure issues, and allows for rapid ASIC design development.

Amplify ISSP Product

Our second physical synthesis product was released in May 2004, optimized specifically for NEC Electronics’ ISSP. The Amplify ISSP product is a customized physical synthesis product that optimally targets NEC Electronics’ ISSP and ISSP90 architecture and offers a new standard for ASIC logic designer productivity. In addition to achieving better quality of results compared to other synthesis approaches, the customizations in this physical synthesis technology also provide extremely tight correlation between predicted timing from Amplify ISSP and the actual completed physical design performed by NEC Electronics’ design centers. This tight correlation eliminates or reduces design iterations between the customer and NEC Electronics due to timing closure issues, and allows for rapid ASIC design development.

Amplify AccelArray Product

Our third physical synthesis product was released in June 2005, optimized specifically for Fujitsu’s AccelArray product. Developed in close cooperation with Fujitsu, our Amplify AccelArray provides a single integrated design environment, allowing AccelArray Structured ASIC customers to floorplan their design, perform physical synthesis, interactively analyze and modify their AccelArray design based on physical results and generate a legalized placement that meets handoff criteria.

ASIC Prototyping Solutions

Certify Product

In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables ASIC design teams to create hardware prototypes early in the design process when design changes are easier and less costly. Certify also assists customers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify product to define their prototypes can begin system integration, software verification, chip and system verification and end customer validation earlier than other approaches to functional verification. Certify can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC synthesis products. We believe Certify is the only product that processes ASIC design and produces multi-FPGA prototypes at the RTL level, enabling rapid iterations of the prototype during the verification stage.

Our Certify product is a verification product incorporating synthesis and enabling the user to create prototypes automatically from the user’s textual design specification. The ability to operate the prototype at or near the speed of the final product can be very important for ASIC verification. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Our Certify product enables designers to create FPGA-based prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Certify achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

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

Customer support

Our products are designed to be utilized quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance from us with various aspects of our products’ functionality in their semiconductor design process. We believe that high quality customer support of our customers’ activities is important to the success of our business. We have developed a comprehensive support organization to manage customer accounts. We provide support for our products primarily from our Sunnyvale, California and Bangalore, India locations.

We provide technical support to our customers through maintenance services. Time-based licenses include maintenance services for the duration of their respective terms. For each sale of a perpetual or two or three-year term license, the first year of maintenance is generally sold with the license. Thereafter, customers may annually elect to renew maintenance. We price our maintenance service at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product.

Historically, approximately 80% of our outstanding maintenance contracts have been renewed each year. We believe this renewal rate will continue because the rate of innovation in the semiconductor industry, especially with FPGAs, is high and equipment manufacturers expect us to support the latest components as soon as they are available. Customers paying maintenance receive software updates for new components when and if we make these updates available. These frequent releases typically include support for new components and enable our customers to optimize their designs or create prototypes using those components. We work closely with leading FPGA and ASIC manufacturers to incorporate support for new components as quickly as possible.

We generally provide our support via electronic mail, our web site and telephone. Our support organization may assist customers with technical support during the customers’ initial product installation and configuration. However, our support organization devotes the majority of its efforts to resolving customer questions about our products’ functionality that can arise from the customers’ design tasks. Effective execution of these efforts require highly skilled engineers familiar with our customers’ design tasks as well as familiarity with third party products that may be used by the customer in conjunction with our products. Our support staff consists of engineers with substantial design experience.

Customers

As of December 31, 2005, we had over 1,900 active customers. Of that total, 218 were first-time customers in 2005. Although in the past our customers were concentrated in the networking and communications industries, in 2005 our customers were more evenly distributed over networking and communications, military and aerospace, semiconductor, consumer, computer and peripheral, and other industries. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer base and sell them new products as we expand our product line. We will continue to pursue enterprise-wide sales as appropriate. We have customers throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. See Note 10 of the consolidated financial statements for a full description of financial information about geographic areas. See also “Factors Affecting Future Operating Results” regarding the risks associated with our international operations under Management’s Discussion and Analysis of Financial Condition and Results of Operations. In 2005, 2004 and 2003, no customer comprised more than 10% of our revenue.

Marketing and Sales

Marketing

We focus our marketing efforts on creating awareness for our products and generating leads for our sales organization. Our strategy is to distinguish our products by their high level of design performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our products. These channels include our, or our key partners’, websites, print and web advertising, public relations, web-based seminars, live seminars, tradeshows and electronic mail notifications to customers about new product releases, as they become available.

Sales

We license our software products primarily through our direct sales organization, as well as distributors and other strategic partners.

Direct Sales

Our direct sales efforts target customers who design semiconductors for networking and communications, military and aerospace, semiconductor, consumer, computer and peripheral, and other electronics systems. As of December 31, 2005, our direct sales staff consisted of 92 employees based in 12 offices around the world. Direct sales accounted for 91% of our total revenue in 2005 and 88% of our total revenue in 2004 and 2003. Each of our sales teams represents a geographic region and includes a sales manager and applications engineer, and may also include an internal sales representative. The direct sales team also relies on strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months.

We currently have domestic direct sales offices in Sunnyvale, California; San Diego and Newport Beach, California; Covington, Washington; Austin and Dallas, Texas; Lisle, Illinois; Durham, North Carolina; Bel Air, Maryland; Millersville, Maryland and Andover, Massachusetts. We also have international direct sales/marketing offices in or near Berkshire, United Kingdom; and Aix-en-Provence, France; Venray, The Netherlands; Dornach, Germany; Kista, Sweden; Netanya, Israel; Bangalore, India; Shanghai, P.R.C; Hsinchu City, Taiwan; Seoul, South Korea and Tokyo, Japan.

Indirect sales

In addition to our direct sales strategy, we have indirect sales channels through distributors. Our relationships with distributors help extend our reach to more customers. Distributors either assist our direct sales staff or are our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors typically perform marketing, sales and technical support functions in their respective country or region. We actively train our international distributors in both our products and sales methods. In general, each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue from distribution was 2% of our total revenue in 2005, 4% of our total revenue in 2004 and 5% of our total revenue in 2003. We also generate some revenue through certain FPGA manufacturers as discussed below.

Seasonality

In the past we have experienced fluctuations in the sale of licenses for our products due to seasonality. For example, sales may decline during the summer months and we have experienced and anticipate we will continue to experience relatively lower product bookings in the first quarter of our fiscal year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force.

Strategic Relationships

Our key strategic partners include certain semiconductor manufacturers and their distributors, and electronic design automation software companies, which provide information and interfacing that assist us with the successful development and distribution of our software solutions.

FPGA manufacturers.    These partners work closely with us before each product release to ensure that our design software products perform optimally with their components. We rely on these manufacturers to provide us advance information and answer detailed questions about their components and design software. Partners currently include Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation and Xilinx, Inc. Actel and Lattice also resell a version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. The reselling relationships generated 7% of our total revenue in 2005, 8% of our total revenue in 2004 and 7% of our total revenue in 2003.

ASIC manufacturers.    We also maintain close support relationships with other key semiconductor partners who have presence in the ASIC market. These include AMI Semiconductor, ARM Holdings PLC, ChipX, eASIC, Faraday Technology Corporation, Fujitsu Microelectronics, IBM Microelectronics, LSI Logic, MagnaChip, Mosaid/Virtual Silicon, NEC Electronics, and Samsung. These ASIC and ASIC library vendors have worked with us to develop and qualify our software into their ASIC design flows.

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

Research and development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications and increasing the competitiveness of our product offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully. Our product development strategy emphasizes rapid innovation and frequent and continued product releases. In 2005 we continued building our development teams in Bangalore, India and Ankara, Turkey as a way to lower our operating costs, now accounting for about 25% of the total research and development headcount.

We actively recruit key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2005, we had 181 employees engaged in research and development activities and related customer support services. Our research and development expenses were $24.3 million in 2005, $23.5 million in 2004 and $21.1 million in 2003.

Intellectual Property

Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We believe that these measures afford only limited protection. We have filed a number of patent applications and to date have been issued or allowed approximately 28 patents that expire 20 years from their filing dates, the first of which expires in 2018. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

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

Competition

We conduct business in the EDA software market that is intensely competitive and rapidly evolving. We face competition from EDA software companies that provide software products and product suites to perform a variety of design and verification functions for all types of semiconductors and from FPGA manufactures that provide free or low cost software products that compete with our own. We have experienced and expect to continue to experience increased competition from competitors, many of which have significant financial, technical, marketing and other resources and who aggressively offer enterprise-wide annualized subscription model access of product and product suite licenses. Companies offering competitive products vary in scope and breadth. Our competitors include:

•	Semiconductor manufacturers, such as Altera and Xilinx, who develop and market their own synthesis products and other tools and offer them at low cost;

•	EDA providers of general purpose synthesis and compiler software products such as Cadence, Synopsys, Mentor Graphics Corporation and Magma Design Automation, Inc.;

•	EDA providers of software product suites that include design and verification products such as Cadence, Mentor Graphics and Synopsys; and

•	EDA providers of product suites that include verification software and hardware products such as Cadence and Mentor Graphics.

We believe the principal factors that attract customers to semiconductor design software products, including logic synthesis, physical synthesis and verification products, include:

•	high overall quality of implementation results;

•	ability to target different semiconductor parts from the same specification;

•	short product run time;

•	ease of learning and use;

•	depth and breadth of product features;

•	high quality customer support;

•	frequency of product updates;

•	target independence;

•	conformity with industry standards; and

•	competitive pricing.

We believe that we compete favorably on these factors. However, we expect competition in the EDA software market for FPGAs and ASICs to continue as new companies enter the market and current competitors focus on their product lines and services. Many of these competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

As of December 31, 2005, we had 319 employees, of whom 181 were engaged in research and development and related customer support services, 92 in sales, 15 in marketing and 31 in finance, administration and operations. With the exception of our employees in France, none of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our officers and their ages as of December 31, 2005 are as follows:

Name	Age	Office held	Since
Gary Meyers	41	Chief Executive Officer, President	August 2004
Kenneth S. McElvain	46	Chief Technology Officer, Vice President and Director	November 1995
Alisa Yaffa	42	Chairwoman of the Board of Directors, Vice President of Intellectual Property and Secretary	March 1997 October 1998
John J. Hanlon	57	Senior Vice President and Chief Financial Officer	October 2005
Andrew Dauman	43	Senior Vice President of Worldwide Engineering	September 2005
Andrew Haines	56	Senior Vice President of Marketing	September 2005

Gary Meyers was promoted to President and Chief Operating Officer in August 2004 and in October 2004 assumed the role of Chief Executive Officer. Mr. Meyers served as our Vice President of Worldwide Sales from November 1999 to October 2004 and was Vice President of North American Sales from January 1999 to November 1999. Mr. Meyers joined Synplicity in January 1998 as Western Area Sales Manager. From 1988 through 1997, Mr. Meyers served in various senior sales and marketing roles at LSI Logic, a semiconductor company, including from 1996 to 1997 as Director of Marketing of the Communications Products Division, and from 1994 to 1996 as Major Account Sales Manager. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.

Kenneth S. McElvain, one of our co-founders, has served as our Chief Technology Officer, Vice President and Director since inception. Mr. McElvain also served as our President from our inception to January 1996, and our Chief Executive Officer from January 1996 to July 1997. From March 1990 to January 1994, Mr. McElvain was a Manager of the logic and timing optimization group and Chief Architect of the AutoLogic logic synthesis product at Mentor Graphics, a semiconductor design software company. To date, Mr. McElvain has been issued or allowed 19 patents. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.

Alisa Yaffa, one of our co-founders, has served as our Chairwoman of the Board of Directors, Vice President of Intellectual Property and Secretary since March 1997, October 1998 and our inception, respectively. Ms. Yaffa also served as our Chief Executive Officer from our inception to January 1996 and our President from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as our Chief Financial Officer. Prior to co-founding our company, Ms. Yaffa served in various technical and marketing roles at Cadence, Mentor Graphics, EDA Systems, Inc. and VLSI Technology, Inc. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from University of California at Berkeley.

John J. Hanlon joined Synplicity as Senior Vice President of Finance, and Chief Financial Officer in October 2005. Mr. Hanlon served as Executive Vice President and Chief Financial Officer at Accelrys, Inc./Pharmacopeia, Inc. from June 2002 to January 2005. From August 2000 to March 2002, Mr. Hanlon was Chief Financial Officer at DCTI. From September 1988 to May 2000, Mr. Hanlon was Senior Vice President and Chief Financial Officer, at Personic Software. Previously, Mr. Hanlon was Senior Vice President, Chief Financial Officer and Treasurer, at MDL Information Systems for 10 years and also spent 9 years in public accounting at Coopers & Lybrand, LLP. Mr. Hanlon holds a Bachelor of Science degree in Accounting from California State University, Hayward, and is a Certified Public Accountant.

Andrew Dauman was promoted to Senior Vice President of Worldwide Engineering, in September 2005. In this role Mr. Dauman oversees the company’s global engineering team to ensure continuous quality improvements. Mr. Dauman joined Synplicity in August 1994 as our third employee and served as Vice President, Worldwide Engineering between May 2005 and September 2005. Mr. Dauman also held various positions from CAE Manger to Vice President of Corporate Applications Engineering from June 1996 to May 2005. Prior to joining Synplicity, Mr. Dauman was a member of the AutoLogic ASIC synthesis team at Mentor Graphics Corporation. Before Mentor Graphics, Mr. Dauman worked as a CPU designer at Prime Computer, Inc. and Raytheon Company. Mr. Dauman holds a Bachelor of Science degree in Electrical Engineering from Boston University.

Andrew Haines was promoted to Senior Vice President of Marketing in September 2005. Mr. Haines re-joined Synplicity as Vice President of Marketing in September 2004. Mr. Haines served as Vice President of Operations of Catalytic Inc. from January 2004 to September 2004 and Senior Vice President of Marketing of ARC International from October 2002 to October 2003. Mr. Haines originally joined us in November 1996 as our Vice President of Marketing and remained in that capacity until September 2002, when he departed to pursue interests in the semiconductor intellectual property industry. Before joining Synplicity in 1996, Mr. Haines was President and founder of Page Mill Marketing. Mr. Haines holds a Bachelor of Science in Physics from the University of Wisconsin.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks together with all of the other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones we face. If any of the circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below.

Factors Affecting Future Operating Results

Risks Relating to Business

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

We have relied and expect to continue to rely on sales of our Synplify Pro product for a substantial portion of our license revenue and a decline in sales of this product could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify Pro product. In the future we also expect to rely on Synplify Premier for a substantial portion of our revenue. License revenue from our Synplify Pro product accounted for 49%, 48% and 53% of our total license revenue in 2005, 2004 and 2003, respectively. We expect that revenue from this product will continue to account for a significant share of our license revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

•	overall market conditions, including an economic downturn in both domestic and foreign markets;

•	performance, quality and total cost of our software products relative to other logic synthesis products for FPGAs, including those offered at little or no cost by FPGA manufacturers;

•	quality and performance of our sales teams in individual geographic locations;

•	growth, changing technological requirements and degree of competition in the programmable semiconductor market, particularly with respect to FPGAs; and

•	maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, which may provide us advance information or detailed data about their FPGAs and software.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 79% of our license sales in 2005 and 78% of our license sales in 2004 and 2003. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 compared to prior years for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our Synplify product. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 7% of our revenue in 2005, 8% of our revenue 2004 and 7% of our revenue in 2003. If these agreements were canceled or not renewed, our revenue could decline.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx provide synthesis products that are competitive with our Synplify and Synplify Pro products and that adversely impact the price or market for our FPGA synthesis products or harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. An increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business. In particular, a greater improvement in the quality of results of vendor supplied synthesis tools compared to our tools may result in reduced demand for our products.

The Structured/platform ASIC market has recently emerged and its continued development is an element of our future growth and profitability

A new breed of ASIC devices called Structured/platform ASICs has emerged. In 2003, we introduced the first custom architecture-specific synthesis tool for NEC Electronics’ new Structured ASIC device as well as our first physical synthesis product for LSI Logic’s new platform ASIC device. In 2004, we customized our physical synthesis product for NEC Electronics’ Structured ASIC device. In 2005, we delivered a customized physical synthesis product for Fujitsu Microelectronics’ Structured ASIC device, as well as entered into a new development project with NEC Electronics where we will help develop a new capability for their Structured ASIC product. We are investing significant resources in customizing our products for this new market. Failure of the Structured/platform ASIC market to develop, or our failure to penetrate that market, would have a material adverse effect on our revenue and operating results.

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

Our near-term revenue growth could decline as a result of increases in sales of time-based licenses

Historically, we have seen an increase in the number and dollar amount of time-based license agreements. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the maintenance. Time-based license revenue accounted for approximately 37% of our total license revenue in 2005 and 39% and 29% of our total license revenue in 2004 and 2003, respectively. In the future, customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products. Increases in the percentage of time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline.

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

Our sales and operating results have in the past been, and may in the future be, negatively impacted by deteriorating economic conditions in the United States and other major countries in which we operate

Although revenue has increased in our United States operations in 2004 and 2005, we have in the past experienced negative effects from economic downturns in the United States and other countries. As recently as 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

We may not succeed in continuing to develop, market and sell new or enhanced commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

We develop logic synthesis, physical synthesis and verification products that leverage our core capabilities. We also develop new features for our existing products. In addition, we have developed customized tools for certain Structured/platform ASIC products. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to continue to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify Pro product, especially our ASIC products, as well as recently introduced products, such as our Synplify DSP and Synplify Premier products. We cannot be certain that our newer products, our entry into the ASIC logic synthesis product market or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

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

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

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

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

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

We may not be able to effectively compete against other providers of products used to design FPGAs and ASICs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Synopsys, Mentor Graphics and Magma, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. In addition, we believe our ASIC synthesis and physical synthesis products must provide substantially higher quality and value to potential customers for us to be successful in obtaining meaningful market share in the ASIC software tools market. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products

Larger semiconductor design software vendors, such as Cadence, Synopsys, Mentor Graphics and Magma, may acquire or establish cooperative relationships with other companies that may offer or develop competitive products. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate, as evidenced by recent acquisitions of Nassda Corporation by Synopsys and Verisity Ltd. by Cadence. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed approximately 30 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we employ a relatively small sales team. For example, in 2004 we experienced weakness in certain of our Asian sales locations due to turnover within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs and/or EDA software necessary for our business, and if we are unable to retain or find suitable replacements for turnover of key personnel in our engineering and sales organizations, our business could be adversely affected.

Risks Relating to an Investment in Our Common Stock

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

Although we had net income of $6.6 million in 2005 and $2.2 million in 2004, we had a net loss of $377,000 in 2003 and have had significant net losses in the past, including a net loss of $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially. Our expenses may increase in the next 12 months as we:

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that shareholders may believe to be desirable

As of December 31, 2005, our directors, officers and individuals or entities affiliated with our directors owned approximately 44% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $8.75 and a low of $4.05 during the 24 months ended December 31, 2005. This market volatility, as well as current or future environmental, general economic, market or political conditions including; recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Other risks

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Although we have not been subject to infringement litigation in the past, substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	result in costly litigation and/or damage awards;

•	be time consuming to defend;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or licensing agreements.

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

As we continue to expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately $26.4 million, $24.2 million and $20.5 million of our total revenue in 2005, 2004 and 2003, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an Avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

We have international offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Japan, Korea, Taiwan, the People’s Republic of China and Turkey. We also rely on indirect sales in some areas of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S.

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

Our annual effective tax rate is calculated on the basis of our expected level of profitability and includes items such as the usage of tax loss carryforwards or credits that result in a federal and state tax minimum provision and income taxes on earnings of certain foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future. Although we believe our tax estimates are reasonable, we cannot be certain that the results of any audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during an audit, our operating results or financial position could be materially affected. As net loss carry forwards and credits expire, our effective United States income tax rate will increase significantly. This decline in our profitability could negatively impact the market price of our common stock.

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

Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense associated with employee stock awards. We expect to adopt the “modified prospective” approach, which will result in compensation cost for new or modified awards including cancellations or repurchases issued after the effective date of January 1, 2006. Additionally, compensation cost for unvested awards that exist as of the effective date will be recognized as options vest. The Stock-Based Compensation section shown in Note 1 of the footnotes to the Consolidated Financial Statements provides our approximate pro forma net income (loss) and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of SFAS 123(R) considered, to measure the compensation expense for newly issued and previously existing employee stock awards during 2005.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in a leased facility in Sunnyvale, California which houses all of our marketing, administration and finance employees, the majority of our research and development and related customer support service employees, and some sales employees. All our offices are currently leased.

Location	Purpose	Approximate size (in Sq.Ft)	Expiration of Lease
North America:
Sunnyvale, CA	Headquarters	66,212	8/31/2007
Andover, MA	Sales	3,549	6/25/2007
Beaverton, OR	R&D	1,854	6/30/2007
Lisle, IL	Sales	1,195	8/31/2008
Boulder, CO	R&D	1,040	3/31/2007
San Diego, CA	Sales	140	5/14/2007

International:
Berkshire, UK	Sales	2,300	3/17/2007
Montpellier, France	R&D	1,560	1/15/2010
Bangalore, India	Sales	1,320	10/15/2007
Ankara, Turkey	R&D	1,195	8/15/2007
Kista, Sweden	Sales	538	1/31/2007

The rest of our office leases are not more than 12 months in duration. We expect that our current leased facilities will be sufficient for our needs during 2006. However, we may choose to expand certain existing sales and/or development offices or establish new ones during the year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF SYNPLICITY COMMON STOCK

Our common stock has been traded on the Nasdaq National Market under the symbol “SYNP” since October 12, 2000. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$7.04	$5.61
Second Quarter	$6.15	$5.00
Third Quarter	$7.95	$5.55
Fourth Quarter	$8.34	$6.17

Fiscal Year Ended December 31, 2004
First Quarter	$8.75	$6.05
Second Quarter	$8.10	$5.49
Third Quarter	$5.90	$4.05
Fourth Quarter	$6.24	$4.90

On December 30, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $8.30 per share. As of March 1, 2006 there were 84 holders of record of our common stock.

The information required by this Item regarding equity compensation plans is incorporated by reference under the section entitled “Executive Compensation—Equity Compensation Plan Information” that is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed by us with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (“Proxy Statement”).

DIVIDEND POLICY

To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during 2005 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2005 through January 31, 2005 (1)	—	$—	—	725,490
February 1, 2005 through February 28, 2005 (1)	204,819	$6.32	204,819	520,671
March 1, 2005 through March 31, 2005 (1)	36,600	$6.47	36,600	484,071
April 1, 2005 through April 30, 2005 (1)	32,916	$5.62	32,916	451,155
May 1, 2005 through May 31, 2005 (1)	159,308	$5.78	159,308	—
May 1, 2005 through May 31, 2005 (2)	124,116	$5.78	124,116	875,884
June 1, 2005 through June 30, 2005 (2)	—	$—	—	875,884
July 1, 2005 through July 31, 2005 (2)	—	$—	—	875,884
August 1, 2005 through August 31, 2005 (2)	70,710	$6.44	70,710	805,174
September 1, 2005 through September 30, 2005 (2)	—	$—	—	805,174
October 1, 2005 through October 31, 2005 (2)	—	$—	—	805,174
November 1, 2005 through November 30, 2005 (2)	—	$—	—	805,174
December 1, 2005 through December 31, 2005 (2)	—	$—	—	805,174

Total	628,469	$6.06	628,469	805,174

(A)	In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12 month period, which was subsequently renewed as a new plan in May 2005 for an additional one million shares of common stock for another 12 months. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.
(1)	Authorized under May 2004 plan
(2)	Authorized under May 2005 plan

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from, and qualified by reference to, audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of future performance.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$34,133	$31,744	$27,744	$25,830	$32,126
Maintenance	27,802	25,210	21,816	19,777	17,076

Total revenue	61,935	56,954	49,560	45,607	49,202
Cost of revenue:
Cost of license	610	553	488	227	237
Cost of maintenance	1,775	2,450	2,122	1,877	1,918
Amortization of intangible assets	890	890	891	322	—

Total cost of revenue	3,275	3,893	3,501	2,426	2,155

Gross profit	58,660	53,061	46,059	43,181	47,047
Operating expenses:
Research and development	24,332	23,495	21,069	19,043	19,353
Sales and marketing	22,786	21,945	20,740	20,099	21,500
General and administrative	6,354	5,593	4,730	4,557	5,493
Stock-based compensation	(4)	186	443	542	1,012
Acquired in-process research and development	—	—	—	2,800	—

Total operating expenses	53,468	51,219	46,982	47,041	47,358

Income (loss) from operations	5,192	1,842	(923)	(3,860)	(311)
Other income, net	1,549	604	581	900	1,922

Income (loss) before income taxes	6,741	2,446	(342)	(2,960)	1,611
Income tax provision	187	232	35	358	304

Net income (loss)	$6,554	$2,214	$(377)	$(3,318)	$1,307

Net income (loss) per share:
Basic net income (loss) per share	$0.25	$0.09	$(0.01)	$(0.13)	$0.05

Shares used in basic per share calculation	26,480	26,013	25,641	25,270	24,422

Diluted net income (loss) per share	$0.23	$0.08	$(0.01)	$(0.13)	$0.05

Shares used in diluted per share calculation	27,990	27,432	25,641	25,270	27,205

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balanced Sheet Data:
Cash, cash equivalents and short-term investments	$57,099	$48,681	$45,374	$41,310	$47,873
Working capital	$47,312	$37,460	$34,042	$32,623	$39,876
Total assets	$78,637	$67,087	$63,461	$60,905	$59,905
Long term obligations, less current portion	$—	$—	$—	$—	$—
Total shareholders’ equity	$53,846	$44,848	$42,051	$42,173	$43,727

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Policies and Estimates” regarding the consolidated financial statements included in this Annual Report, the statements under “Revenue recognition” regarding the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under “Years Ended December 31, 2005, 2004 and 2003—Cost of Revenue”; the statements under “Years Ended December 31, 2005, 2004 and 2003—Operating expenses” regarding future operating expenses; the statements under “Years Ended December 31, 2005 and 2004- Income Taxes” regarding federal net operating loss and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, and Identify are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Company Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, military and aerospace, semiconductor, consumer, and computer and peripheral, and other electronics systems. We operate in one segment, the development and licensing of software products to these markets. We market and sell our products throughout the world, principally through our own sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have been insignificant relative to total sales and we expect this to continue.

Our geographic distribution of revenue for the last three years has been approximately 58% from North America, 17% from Japan, 16% from Europe and 9% from the rest of Asia.

Our products include the following:

FPGA Solutions:

•	Synplify and Synplify Pro: In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results.

•	Synplify Premier: Introduced in October 2005, Synplify Premier builds upon our innovative synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices. We invented graph-based physical synthesis to improve timing closure by means of a single-pass physical synthesis flow for 90nm FPGAs.

•	Identify: In November 2002, we acquired an RTL debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly within their RTL source code during chip operation.

•	In 2005, 2004 and 2003, revenue from our FPGA product line accounted for 81%, 83% and 86% of total revenue, respectively.

DSP Solution:

•	In July 2004, we introduced Synplify DSP, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In 2005, 2004 and 2003, revenue from our DSP product line accounted for 1%, less than 1% and 0% of total revenue, respectively.

Structured/Platform ASIC and ASIC Synthesis Solutions:

See discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

•	Synplify ASIC: In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. This product offers fast runtimes, high design capacity and produces circuits that are typically smaller than competing solutions.

•	Amplify RapidChip: Our first physical synthesis product was released in December 2003, optimized specifically for LSI Logic’s new platform ASIC device called RapidChip. The Amplify RapidChip product is a customized physical synthesis product that uniquely and optimally targets LSI Logic’s RapidChip architecture.

•	Amplify ISSP: Our second physical synthesis product was released in May 2004, optimized specifically for NEC Electronics’ ISSP. The Amplify ISSP product is a customized physical synthesis product that uniquely and optimally targets NEC Electronics’ ISSP architecture.

•	Amplify AccelArray: Our third physical synthesis product was released in June 2005, optimized specifically for Fujitsu Microelectronics’ AccelArray product. Developed in close co-operation with Fujitsu Microelectronics, Amplify AccelArray is a customized physical synthesis product that uniquely and optimally targets Fujitsu Microelectronics’ AccelArray architecture.

•	In 2005, 2004 and 2003, revenue from our Structured/Platform ASIC & ASIC synthesis product line accounted for 8%, 8% and 6% of total revenue, respectively.

ASIC Prototyping Solution:

•	Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In 2005, 2004 and 2003, revenue from our ASIC Prototyping product line accounted for 7%, 5% and 5% of total revenue, respectively.

Additionally, we periodically provide Custom Software Development services for our customers or partners. This work typically involves modifications to our existing product line under a statement of work negotiated with the customer. In 2005, 2004 and 2003, revenue from Custom Software Development services accounted for 3%, 4% and 2% of total revenue, respectively.

Our total revenue is comprised of license revenue and maintenance revenue. For the 2005, 2004 and 2003, 83%, 82% and 88%, respectively, of our sales have come from perpetual and term license sales. The majority of the remaining sales have come from time-based licenses. Customers who buy perpetual licenses will typically sign one year maintenance agreements which provide electronic, internet-based technical support and telephone support as well as unspecified product updates when and if available. Time-based licenses include maintenance services for the duration of their respective terms. We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Custom software development services revenue is recorded in license revenue.

2005 Financial Highlights

•	Total revenue for 2005 was $61.9 million, a 9% increase from $57.0 million in 2004

•	License revenue for 2005 was $34.1 million, a 8% increase from $31.7 million in 2004

•	Maintenance revenue for 2005 was $27.8 million, a 10% increase from $25.2 million in 2004

•	Operating income for 2005 was $5.2 million, a 189% increase from $1.8 million in 2004

•	Net income for 2005 was $6.6 million, a 200% increase from $2.2 million in 2004

•	Diluted net income per share for 2005 was $0.23 a 188% increase from $0.08 in 2004

•	Working capital for 2005 was $47.3 million a 26% increase from $37.5 million in 2004

•	Deferred revenue for 2005 was $18.4 million a 15% increase from $16.0 million in 2004

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations other than maintenance.

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We offer term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services only for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately.

In addition, we have provided a version of one of our products to certain field programmable gate array (“FPGA”) manufacturers for distribution to their customers. As part of this arrangement we have certain maintenance and support obligations to the FPGA manufacturers. Revenue on this arrangement is also allocated to license and maintenance revenue and recognized on a straight-line basis over the period of maintenance, as we do not have VSOE of fair value of maintenance for these arrangements since it is not priced or offered separately.

Furthermore, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest time-based license in the transaction, as generally we do not have VSOE on time-based licenses.

We have entered into various development agreements with semiconductor manufacturers to customize certain of our tools. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license fees on a straight-line basis over the period of the licenses, as we do not have VSOE for these agreements. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue in 2005, 2004 and 2003 and is recorded in license revenue.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur; however, no impairment to date has been recorded. Our intangible assets are being amortized using the straight-line method over the estimated useful life of three to five years.

Allowance for Doubtful Accounts

We maintain and update quarterly an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The balance in the allowance account is comprised of a specific reserve for any particular receivable when collectibility is not probable and a provision for non-specific accounts based on a specified range of percentages derived from historical experience applied to the outstanding balance in each aged group. If after pursuing collection efforts on a specifically reserved receivable, payment is not expected, the receivable is deemed uncollectible and is written off. Such losses have not been material in any year, however, if the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. The table in Schedule II, Valuation and Qualifying Accounts and Reserves of this annual report provides a roll forward of the changes in the allowance for doubtful accounts.

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations are based on available evidence of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our evaluation for the year ending December 31, 2005 is subject to the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income.

Results of Operations

The following discussion compares our results of operations for 2005 with 2004 and 2004 with 2003. There is no assurance that our historical operating results are indicative of our future results.

See also discussion under the caption “Recent Development” in Part 1, Item 1 of this Form 10-K

Total revenue

Revenue

				$ change	% change	$ change	% change
(in millions, except percentages)	2005	2004	2003	2005-2004		2004-2003
Revenue	$61.9	$57.0	$49.6	$4.9	9%	$7.4	15%

In 2005, our total revenue grew by 9% over 2004. In 2005, license revenue increased by 8% and maintenance revenue increased by 10% over 2004. While we would expect both license and maintenance revenue to increase in 2006 compared to 2005, there are a number of factors that could negatively affect that outcome, including but not limited to the following:

•	performance of our sales force;

•	availability of new products and upgrades;

•	the acceptance of these new offerings to our customers;

•	economic health and markets of our customer base; and

•	in the case of maintenance, the decisions made by our customers to purchase or renew maintenance contracts.

We expect total revenue in 2006 to be between $66 million and $68 million with approximately 56% from license revenue and 44% from maintenance revenue.

License revenue

License revenue

				$ change	% change	$ change	% change
(in millions, except percentages)	2005	2004	2003	2005-2004		2004-2003
License revenue	$34.1	$31.7	$27.7	$2.4	8%	$4.0	14%
As a percentage of total revenue	55%	56%	56%

In 2005, license revenue increased 8% or $2.4 million over 2004. Revenue from all product lines increased while revenue from custom software development services decreased as we completed existing contracts.

Of the $2.4 million increase, the FPGA product line increased $1.0 million, led by Synplify Pro and Synplify Premier. As we had anticipated, new sales of Synplify decreased in 2005 compared to 2004 as customers chose Synplify Pro and Synplify Premier, which provide a higher level of functionality at a higher price. Synplify DSP license revenue increased significantly in 2005 from 2004 on a percentage basis, however, the dollar impact was approximately $300,000. License revenue from the Structured/platform ASIC and ASIC logic synthesis product line increased by $900,000 in 2005 compared to 2004, with growth in Structured/platform ASIC more than offsetting a decline in the sale of Synplify ASIC. ASIC Prototyping product line license revenue in 2005 was substantially higher than in 2004 showing an over 50% or $900,000.

In 2004, license revenue increased 14% from 2003 primarily due to an increase in our FPGA products sales, as well as license revenue recognized from our development agreements for the Structured/platform ASIC market.

Maintenance revenue

Maintenance revenue

				$ change	% change	$ change	% change
(in millions, except percentages)	2005	2004	2003	2005-2004		2004-2003
Maintenance revenue	$27.8	$25.2	$21.8	$2.6	10%	$3.4	16%
As a percentage of total revenue	45%	44%	44%

In 2005, total maintenance revenue increased $2.6 million or 10%, from 2004, led by an increase of $2.0 million in FPGA product line maintenance and $354,000 in ASIC Prototyping product line maintenance. Renewal rates remained constant in both 2005 and 2004, however, in 2005 we realized a slight increase in customers returning to active maintenance that had previously canceled. In 2006 we expect maintenance revenue to increase but at a lower rate than previously experienced.

In 2004, maintenance revenue increased 16% from 2003 as a result of higher maintenance renewal rates, increased product sales and higher overall maintenance prices. Customers continued to return to active maintenance and pay back-maintenance charges, which were recognized when the maintenance was renewed.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes engineering costs directly associated with our custom software development service contracts, royalties, product packaging costs, software documentation, amortization of capitalized software costs and other costs associated with shipping.

Cost of license revenue

				$ change	% change	$ change	% change
(in thousands, except percentages)	2005	2004	2003	2005-2004		2004-2003
Cost of license revenue	$610	$553	$488	$57	10%	$65	13%
As a percent of license revenue	2%	2%	2%
As a percent of total revenue	1%	1%	1%

In 2005, cost of license revenue increased 10% from 2004 due to the engineering costs associated with the NEC Electronics, Lattice Semiconductor and Fujitsu Microelectronics custom development service agreements. Revenue from these agreements is recognized on a percentage of completion basis. Such costs comprised 62% of cost of license revenue in 2005 compared to 66% in 2004. We expect cost of license revenue to remain constant as a percentage of license revenue in 2006 as we complete existing contracts and enter into new ones. However, there can be no assurance that new opportunities for custom software development services will be available to us.

In 2004, cost of license revenue increased 13% from 2003 due to the engineering costs associated with the NEC Electronics agreement, which was entered in 2003 and the Fujitsu Microelectronics agreement which was entered in 2004. The costs associated with these agreements were 66% of total costs of license revenue in 2004 compared to 46% in 2003.

Cost of maintenance revenue.    Cost of maintenance revenue consists of the costs of personnel and other expenses related to providing electronic, internet-based support and phone support to our customers under active maintenance contracts.

Cost of maintenance revenue

				$ change	% change	$ change	% change
(in millions, except percentages)	2005	2004	2003	2005-2004		2004-2003
Cost of Maintenance revenue	$1.8	$2.5	$2.1	$(0.7)	(28)%	$0.4	19%
As a percent of maintenance revenue	6%	10%	10%
As a percent of total revenue	3%	4%	4%

In 2005, cost of maintenance revenue decreased from 2004, as customer support required less assistance from engineering in providing support to our customers under maintenance contracts. In 2006, we expect cost of maintenance revenue to be in the range of 2% to 3% of total revenue.

In 2004, cost of maintenance revenue increased from 2003 primarily due to higher compensation expense for additional employees assigned to support, as well as the expiration of a salary reduction plan which had been implemented in 2002.

Amortization of intangible assets.    Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as software purchased and capitalized in 2005. The intangible assets are expensed over three to five-year useful lives.

(in thousands)	2005	2004	2003
Amortization of acquired intangible assets	$890	$890	$890
Amortization of capitalized software costs (in cost of license)	$14	$—	$—

The following summarizes our estimated future amortization expense related to the above intangible assets:

(in thousands)	Estimated
	2006	2007	2008	2009	2010	2011
Amortization of acquired intangibles assets	$890	$567	$—	$—	$—	$—
Amortization of capitalized software costs (in cost of license)	$88	$118	$72	$59	$59	$29

Operating expenses

Research and development. Research and development expenses include compensation and related expenses, outside services, equipment and software costs and allocated overhead expenses.

Research and development

				$ change	% change	$ change	% change
(in millions, except percentage)	2005	2004	2003	2005-2004		2004-2003
Research and development	$24.3	$23.5	$21.1	$0.8	3%	$2.4	11%
As a percent of total revenue	39%	41%	43%

In 2005, research and development expenses increased 3% over 2004, due to an increase in headcount from 159 in 2004 to 181 in 2005. An increase in worldwide salaries in 2005 was offset by lower allocated depreciation. Currently, the research and development teams in India and Turkey comprise approximately 25% of our research and development headcount. The new employees were hired to develop and support our DSP solution in Turkey and to develop our Structured/platform ASIC and ASIC logic synthesis and ASIC prototyping product lines in India.

In 2004, research and development expenses increased 11% over 2003, primarily due to the hiring of additional employees and their associated hiring costs, as well as the expiration of a salary reduction plan which had been implemented in 2002. Total headcount in research and development was 145 at the end of 2003.

Sales and marketing.    Sales and marketing expenses include compensation, commissions and related expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

Sales and marketing

				$ change	% change	$ change	% change
(in million, except percentage)	2005	2004	2003	2005-2004		2004-2003
Sales and marketing	$22.8	$21.9	$20.7	$0.9	4%	$1.2	6%
As a percent of total revenue	37%	38%	42%

In 2005, sales and marketing expenses increased 4% compared to 2004, due to salary increases and new hires in North America and Asia focused primarily on the DSP product line. Expenses also increased from various marketing promotions primarily in Europe, competitive market research and travel expenses, partially offset by reduced commissions and tradeshow and seminar expenses.

In 2004, sales and marketing expenses increased 6% compared to 2003, primarily due to the impact of accelerated commission rates and bonuses for sales teams that exceeded target quotas for the year as well as the expiration of a salary reduction plan which had been implemented in 2002.

General and administrative.    General and administrative expenses include compensation and related expenses, accounting and legal expenses, outside services and allocated overhead expenses.

General and administrative

				$ change	% change	$ change	% change
(in millions, except percentages)	2005	2004	2003	2005-2004		2004-2003
General and administrative	$6.4	$5.6	$4.7	$0.8	14%	$0.9	19%
As a percent of total revenue	10%	10%	9%

In 2005, general and administrative expenses increased 14% compared to 2004, due to salary increases, increased headcount and recruiting expenses, international tax consulting services and investor relations, partially offset by lower legal fees and business insurance expenses.

In 2004, general and administrative expenses increased 19% compared to 2003, primarily due to higher expenses associated with corporate governance compliance and the expiration of employee salary reductions.

Stock-based compensation.    We have deferred stock-based compensation on pre-IPO stock option grants representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. Following is the deferred stock-based compensation expense for 2005, 2004 and 2003 allocated by functional area and as a percentage of revenue.

Stock-based compensation

(in thousands, except percentages)	2005	2004	2003
Stock-based compensation	$(4)	$186	$443
As a percentage of revenue	0%	0%	1%
Cost of maintenance revenue allocation	$—	$3	$9
Research and development allocation	$—	$53	$145
Sales and marketing allocation	$—	$51	$129
General and administrative allocation	$(4)	$79	$160

2006 Operating Expenses Outlook

In 2006, we expect our total operating expenses to grow at a slower rate than revenue. Our operating expenses principally consist of headcount related costs. There will be modest increases in headcount and increased salaries. We expect to increase our research and development headcount in India. In sales and marketing, the headcount increase will be marginal as we believe our worldwide channel is in place. In general and administrative, we do not anticipate any new hires, however, our costs such as commission, rent, employee benefits and outside services for legal and accounting may increase. With the implementation of SFAS 123R, effective January 1, 2006, we will have a significant impact on our 2006 results as we expect to report an expense of approximately $3.6 million of additional compensation expense allocated across all functional areas.

Other income, net

Other income, net includes interest income earned on cash and investments. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term maturing within twelve months of the balance sheet date.

Other income, net

				$ change	% change	$ change	% change
(in thousands, except percentage)	2005	2004	2003	2005-2004		2004-2003
Other income, net	$1,549	$604	$581	$945	156%	$23	4%
As a percent of total revenue	3%	1%	1%

Income Taxes

In 2005, we reported a tax provision of $187,000, consisting primarily of foreign tax.

Our income tax provision in 2005 included reversals of certain tax accruals established in prior years resulting from the final filing of our 2004 worldwide tax returns and the completion of several international transfer pricing studies that supported filed positions. Our provision for income taxes in 2005 differed from the tax provision that would have been derived from applying the federal statutory rate to the income before taxes primarily due to the use of net operating loss carryforwards and a reversal of previously provided taxes net of current year foreign income taxes. We recorded an income tax provision of $232,000 in 2004. Our provision for income taxes in 2004 differed from the tax provision that would have been derived from applying the federal statutory rate to the income before taxes primarily due to foreign income taxes and an increase in the valuation allowance for deferred tax assets.

As of December 31, 2005, we had deferred tax assets of approximately $9.9 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of SFAS 109. Based on the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2005 was recorded. The valuation allowance decreased by approximately $836,000 in 2005 and increased by approximately $1.2 million in 2004.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $2.9 million. We also had federal and state tax credit carryforwards of approximately $4.5 million and $4.7 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2012, if not utilized. The state tax credits carry forward indefinitely.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Income taxes

				$ change	$ change
(in thousands)	2005	2004	2003	2005-2004	2004-2003
Income tax provision	$187	$232	$35	$(45)	$197
Deferred tax assets	$9,900	$10,736	$9,504	$(836)	$1,232

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $13.9 million, short-term investments of $43.2 million, an accumulated deficit of $7.4 million and working capital of $47.3 million. Net cash provided by operating activities was $7.9 million, $4.9 million and $5.9 million for 2005, 2004 and 2003, respectively.

In 2005, the increase in net cash provided by operating activities compared to 2004 was primarily due to increased net income offset by increased accounts receivable.

In 2004, the decrease in net cash provided by operating activities from 2003 was primarily due to the increase in accounts receivable from significant sales at the end of December and the amortization of the existing deferred stock compensation, offset by the increase in net income in 2004 compared to 2003.

Net cash used in investing activities was $5.7 million, $415,000 and $10.3 million for 2005, 2004 and 2003, respectively. In 2005, cash used in investing activities was mainly for purchases of short-term investments and computer equipment. In 2004, cash used in investing activities was mainly for purchases of computers offset by investment maturities net of investment purchases.

Net cash provided by financing activities was $2.2 million, $506,000 and $298,000 for 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, net cash provided by financing activities was derived from the sale of common stock as employees exercised stock options and purchased shares through our employee stock purchase plan, offset by repurchases of our stock in 2004 and 2005. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product license sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance contracts;

•	the timing of customer payments and the collectibility of outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies;

•	any stock repurchases if a stock repurchase program is authorized; and

•	the availability of financing.

We believe that our cash and short-term investments balance of $57.1 million as of December 31, 2005 will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot be assured that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating Lease Obligations	$2,348	$1,343	$—	$—	$3,691
Purchase Obligations (1)	221	118	—	—	339

Total	$2,569	$1,461	$—	$—	$4,030

(1)	Purchase obligations exclude agreements that are cancelable without penalty.

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

We develop products in the United States and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 43%, 42% and 41% of our total revenue in 2005, 2004 and 2003, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of December 31, 2005, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan. We enter into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for the year ended December 31, 2005.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2005, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations, and

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors’ or the Moody’s equivalents; and/or money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of December 31, 2005, our cash equivalents consisted of commercial paper, money market funds and certificates of deposit and our short-term investments consisted of U.S. government agency notes, commercial paper, certificates of deposit, bankers acceptance and corporate notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages 50 through 70 of this Annual Report.

Quarterly Data (unaudited)

	Quarters Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(in thousands, except per share data)
Revenue:
License	$8,931	$8,849	$8,377	$7,976	$8,547	$7,733	$8,070	$7,394
Maintenance	7,368	7,046	6,806	6,582	6,554	6,387	6,165	6,104

Total revenue	$16,299	$15,895	$15,183	$14,558	$15,101	$14,120	$14,235	$13,498
Gross profit	$15,515	$15,060	$14,338	$13,747	$14,140	$13,189	$13,250	$12,482
Net income	$2,618	$2,500	$921	$515	$803	$646	$469	$296
Net income per share:
Basic	$0.10	$0.09	$0.04	$0.02	$0.03	$0.02	$0.02	$0.01
Diluted	$0.09	$0.09	$0.03	$0.02	$0.03	$0.02	$0.02	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

Reports of Internal Control over Financial Reporting

Report of Synplicity Inc. Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management’s assessment, it believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

We have audited management’s assessment, included in the accompanying Report of Synplicity, Inc. Management on Internal Control Over Financial Reporting in Item 9A, that Synplicity, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synplicity, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Synplicity, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Synplicity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synplicity, Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Synplicity, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 14, 2006

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during 2005, the Audit Committee pre-approved the engagement of Ernst & Young LLP, our independent registered public accounting firm, to provide non-audit services related to tax return preparation, tax consulting, online services and various international statutory audits.

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

We have adopted a code of ethics that applies to principal executive officers, senior financial officers and Section 16 officers (including our Chief Executive Officer and Chief Financial Officer). We have posted this code of ethics on our website at www.synplicity.com on our Investor Relations page for any reference and we undertake to send a copy to anyone, without charge. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to or waivers from the code of ethics by posting such information on our website at www.synplicity.com.

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

FORM 8-K.

(a)(1)    Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves (see page 73)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

3.1.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**

10.2	Amended and Restated 1995 Stock Option Plan(1)**

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**

10.3	2000 Stock Option Plan(1)**

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**

10.4	2000 Director Option Plan(1)**

10.4.1	Form of Option Agreement under 2000 Director Option Plan(1)**

10.5	2000 Employee Stock Purchase Plan(1)**

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**

10.9	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)*

10.9.1	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)

10.9.2	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)*

10.9.3	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(3)

10.9.4	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(3)*

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(1)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(1)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(4)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(4)

10.27	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation(6)*

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(7)

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(7)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(8)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(10)**

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(11)**

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(9)

10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(9)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(11)**

10.41	Variable Incentive Pay Plan dated February 17, 2005(13)**

10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(14)**

10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(14)**

10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(15)

10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(17)**

10.45	Lease dated May 20, 2005 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza B Block 1st floor Bilkent, Turkey office(16)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 71)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
**	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Filed as an exhibit to the Company’s 8-K filed September 22, 2004.
(11)	Filed as an exhibit to the Company’s 8-K filed October 4, 2004.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Filed as an exhibit to the Company’s 8-K filed February 17, 2005.
(14)	Filed as an exhibit to the Company’s 8-K filed May 18, 2005.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(17)	Filed as an exhibit to the Company’s 8-K filed October 20, 2005.

(b) Exhibits.    See Item 15(a)(3) above.

(c) Financial Statement Schedules.    See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

We have audited the accompanying consolidated balance sheets of Synplicity, Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. at December 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synplicity, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 14, 2006

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$13,941	$9,247
Short-term investments	43,158	39,434
Accounts receivable, less allowances of $128 and $113 at December 31, 2005 and 2004, respectively	12,632	8,851
Other current assets	2,372	2,167

Total current assets	72,103	59,699
Property and equipment, net	2,631	2,989
Goodwill	1,272	1,272
Intangible assets, net	1,882	2,347
Other assets	749	780

Total assets	$78,637	$67,087

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable	$944	$1,087
Accrued liabilities	1,461	1,398
Accrued compensation	4,031	3,797
Deferred revenue	18,355	15,957

Total current liabilities	24,791	22,239

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 or 2004	—	—
Common stock, no par value: 110,000,000 shares authorized; 27,029,813 and 26,180,332 shares issued and outstanding at December 31, 2005 and 2004, respectively	58,257	56,107
Additional paid-in capital	3,368	3,452
Deferred stock-based compensation	(8)	(88)
Accumulated deficit	(7,430)	(13,984)
Accumulated other comprehensive loss	(341)	(639)

Total shareholders’ equity	53,846	44,848

Total liabilities and shareholders’ equity	$78,637	$67,087

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
License	$34,133	$31,744	$27,744
Maintenance	27,802	25,210	21,816

Total revenue	61,935	56,954	49,560
Cost of revenue:
Cost of license	610	553	488
Cost of maintenance	1,775	2,450	2,122
Amortization of intangible assets from acquisitions	890	890	891

Total cost of revenue	3,275	3,893	3,501

Gross profit	58,660	53,061	46,059
Operating expenses:
Research and development	24,332	23,495	21,069
Sales and marketing	22,786	21,945	20,740
General and administrative	6,354	5,593	4,730
Stock-based compensation(1)	(4)	186	443

Total operating expenses	53,468	51,219	46,982

Income (loss) from operations	5,192	1,842	(923)
Other income, net	1,549	604	581

Income (loss) before income taxes	6,741	2,446	(342)
Income tax provision	187	232	35

Net income (loss)	$6,554	$2,214	$(377)

Net income (loss) per share:
Basic net income (loss) per common share	$0.25	$0.09	$(0.01)

Shares used in basic per share calculation	26,480	26,013	25,641

Diluted net income (loss) per common share	$0.23	$0.08	$(0.01)

Shares used in diluted per share calculation	27,990	27,432	25,641

(1)	Amortization of deferred stock-based compensation relates to the following:

	2005	2004	2003
Cost of maintenance	$—	$3	$9
Research and development	—	53	145
Sales and marketing .	—	51	129
General and administrative	(4)	79	160

Total	$(4)	$186	$443

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Officers	Deferred Stock-based Compensation	Accumulated Deficit	Accum. Other comp. loss	Total SH Equity
	Shares	Amount
Balance at December 31, 2002	25,656	$55,597	$3,466	($294)	($731)	($15,821)	($44)	$42,173
Issuance of common stock from stock option exercises and our employee stock purchase plan	639	1,631	—	—	—	—	—	1,631
Repayment of notes receivable from officers	—	—	—	294	—	—	—	294
Repurchase of shares	(425)	(1,627)	—	—	—	—	—	(1,627)
Amortization of deferred stock-based compensation	—	—	—	—	443	—	—	443
Deferred stock-based compensation adjustment for canceled options	—	—	(13)	—	13	—	—	—
Comprehensive loss:								—
Net loss	—	—	—	—	—	(377)	—	(377)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(439)	(439)
Net unrealized loss on investments	—	—	—	—	—	—	(47)	(47)

Total other comprehensive loss								(486)

Total comprehensive loss								(863)

Balance at December 31, 2003	25,870	$55,601	$3,453	$—	($275)	($16,198)	($530)	$42,051
Issuance of common stock from stock option exercises and our employee stock purchase plan	585	1,851	—	—	—	—	—	1,851
Repurchase of shares	(275)	(1,345)	—	—	—	—	—	(1,345)
Amortization of deferred stock-based compensation	—	—	—	—	186	—	—	186
Deferred stock-based compensation adjustment for canceled options	—	—	(1)	—	1	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	2,214		2,214
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(62)	(62)
Net unrealized loss on investments	—	—	—	—	—	—	(47)	(47)

Total other comprehensive loss								(109)

Total comprehensive income								2,105

Balance at December 31, 2004	26,180	$56,107	$3,452	$—	($88)	($13,984)	($639)	$44,848
Issuance of common stock from stock option exercises and our employee stock purchase plan	1,478	5,959	—	—	—	—	—	5,959
Repurchase of shares	(628)	(3,809)	—	—	—	—	—	(3,809)
Amortization of deferred stock-based compensation	—	—	—	—	(4)	—	—	(4)
Deferred stock-based compensation adjustment for canceled options	—	—	(84)	—	84	—	—	0
Comprehensive income:
Net income	—	—	—	—	—	6,554	—	6,554
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	287	287
Net unrealized loss on investments	—	—	—	—	—	—	11	11

Total other comprehensive income								298

Total comprehensive income								6,852

Balance at December 31, 2005	27,030	$58,257	$3,368	$—	($8)	($7,430)	($341)	$53,846

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$6,554	$2,214	$(377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,857	1,931	2,172
Amortization of deferred stock-based compensation	(4)	186	443
Amortization of intangible assets	904	890	891
Changes in operating assets and liabilities:
Accounts receivable	(3,781)	(827)	583
Other current assets	(205)	(113)	(616)
Other assets	31	(221)	152
Accounts payable	(143)	(11)	53
Accrued liabilities	63	(358)	(1,067)
Accrued compensation	234	469	661
Deferred revenue	2,398	729	3,031

Net cash provided by operating activities	$7,908	$4,889	$5,926

Investing activities
Purchases of property and equipment	$(1,499)	$(1,979)	$(1,674)
Capitalization of software costs	(439)	—	—
Purchases of short-term investments	(81,046)	(49,686)	(52,588)
Proceeds from maturities of short-term investments	77,333	51,250	43,437
Proceeds from sales of short-term investments	—	—	511

Net cash used in investing activities	$(5,651)	$(415)	$(10,314)

Financing activities
Proceeds from sale of common stock	$5,959	$1,851	$1,631
Repurchases of common stock	(3,809)	(1,345)	(1,627)
Payments received on notes receivable from officers	—	—	294

Net cash provided by financing activities	$2,150	$506	$298

Effect of exchange rate changes on cash	287	(62)	(439)

Net increase (decrease) in cash and cash equivalents	4,694	4,918	(4,529)
Cash and cash equivalents at beginning of period	9,247	4,329	8,858

Cash and cash equivalents at end of period	$13,941	$9,247	$4,329

Supplemental disclosure of cash flow information
Cash paid for taxes	$168	$329	$202

Supplemental schedule of noncash investing and financing activities
Deferred compensation related to stock options	$(84)	$(1)	$(13)

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies

Organization and Business

Synplicity Inc. (“we” or “us”) was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, military and aerospace, semiconductor, consumer, and other electronics systems.

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

Derivative Instruments

In January 2003, we began entering into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are entered into at or near the end of the month. These contracts are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for 2004 and 2005.

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

Concentration of Credit Risk

We distribute our products through our direct sales force and third-party distributors throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain and update quarterly an allowance for doubtful accounts for estimated potential

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit losses, and such losses in 2005, 2004 and 2003 were not material. No customer or distributor accounted for 10% or more of total revenue for the years ended December 31, 2005, 2004 and 2003. Sales to customers outside of North America accounted for $26.4 million, $24.2 million and $20.5 million of our total revenue in 2005, 2004 and 2003, respectively.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, we did not have any such impairment losses.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable,

•	collection of the fee is probable, and

•	we have no remaining obligations other than maintenance.

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based technical support and telephone support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We offer term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

We also sell time-based licenses to use our software products for specified periods of time. Time-based licenses include maintenance services only for the duration of their respective terms. Revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately.

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

We have entered into various development agreements with semiconductor manufacturers to customize certain of our tools. When time-based licenses are being purchased as part of the agreement, once the contract has been signed, delivery of the customized product has occurred, collection of the fee is probable and we have no remaining obligations other than maintenance, we recognize revenue from both the development and license

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees on a straight-line basis over the period of the licenses, as we do not have VSOE for these agreements. When licenses are not being purchased as part of the agreement, once the contract has been signed, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue in 2005, 2004 and 2003 and is recorded in license revenue.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur; however, no impairment to date has been recorded. Our intangible assets are being amortized using the straight-line method over the estimated useful life of three to five years.

Product Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Capitalized software costs were $439,000 for 2005 and $0 for 2004 and 2003. Capitalized software costs are amortized over the product’s estimated economic life of three to five years and were $14,000 for 2005 and $0 for 2004 and 2003.

Advertising

Costs related to advertising are expensed as incurred. Advertising expense for 2005, 2004 and 2003 was $188,000, $121,000 and $147,000, respectively.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of December 31, 2005.

Accumulated Other Comprehensive Income

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For 2005, 2004, and 2003, the components of comprehensive income (loss) have been included in the Statement of Shareholders’ Equity. The components of accumulated other comprehensive losses are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Foreign currency translation adjustment	$(306)	$(593)	$(531)
Unrealized gain (loss) on available for sale investments net of tax	(35)	(46)	1

Total accumulated other comprehensive loss	$(341)	$(639)	$(530)

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we have elected the disclosure-only alternative under SFAS 123 and have elected to account for employee stock based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“APB 25”), as amended. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual option, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions for the overall awards at interim dates and results in greater stock-based compensation expense in earlier years than the straight-line vesting method.

Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net income (loss) disclosed is not likely to be representative of the effects on net income (loss) on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. For each of the three years ended December 31, 2005, the fair value of our stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Stock options
Expected life (years)	3.5	4	4
Volatility	59%	83%	91%
Risk-free interest rate	5%	3%	2%
Weighted average fair value of options granted	$3.25	$3.24	$3.11

Employee Stock Purchase Plan
Expected life (years)	1	1	1
Volatility	70%	82%	91%
Risk-free interest rate	4%	3%	1%
Weighted average fair value of options granted	$2.15	$2.89	$2.07

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the awards’ vesting period. Pro forma information follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$6,554	$2,214	$(377)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss)	(4)	186	443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,856)	(6,373)	(6,821)

Pro forma net income (loss)	$1,694	$(3,973)	$(6,755)

Basic net income (loss) per share:
As reported	$0.25	$0.09	$(0.01)

Pro forma	$0.06	$(0.15)	$(0.26)

Diluted net income (loss) per share:
As reported	$0.23	$0.08	$(0.01)

Pro forma	$0.06	$(0.15)	$(0.26)

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) will result in our recognition of substantial compensation expense due to our employee stock option and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any expense from stock option grants we issue under our stock option plans or from the discounts we provide under our employee stock purchase plan. Under the new standard, we are required to adopt a fair-value-based method for measuring the compensation expense due to employee stock awards effective January 1, 2006. Statement 123(R) allows public companies to adopt its requirements using one of two approaches:

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

We expect to adopt the “modified prospective” approach, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. The Stock-Based Compensation section shown in Note 1 provides our approximate pro forma net loss and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R), although calculated without all requirements of SFAS 123(R) considered, to measure the compensation expense for employee stock awards during the 2005 and 2004.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Financial Instruments

Available-for-sale securities were as follows as of December 31, 2005 and 2004:

	Cost	Unrealized Gain (Loss)	Fair Market Value
	(in thousands)
2005
Cash equivalents:
Commercial paper	$4,984	$(1)	$4,983
Money market funds	4,582	—	4,582
Certificate of deposit	2,200	1	2,201

Total cash equivalents	$11,766	$—	$11,766

Short-term investments:
U.S. government agency notes	$29,615	$(25)	$29,590
Commercial paper	6,992	(3)	6,989
Certificate of deposit	2,600	(5)	2,595
Bankers acceptance	2,470	—	2,470
Corporate notes	1,516	(2)	1,514

Total short-term investments	$43,193	$(35)	$43,158

	Cost	Unrealized (Loss)	Fair Market Value
2004
Cash equivalents:
U.S. government agency notes	$3,296	$—	$3,296
Money market funds	2,249	—	2,249
Certificate of deposit	1,800	—	1,800

Total cash equivalents	$7,345	$—	$7,345

Short-term investments:
U.S. government agency notes	$34,571	$(41)	$34,530
Corporate notes	2,915	(5)	2,910
Bankers acceptance	998	—	998
Commercial paper	996	—	996

Total short-term investments	$39,480	$(46)	$39,434

Note 3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Computer hardware and other equipment	$10,141	$8,966
Computer software	2,295	2,187
Furniture and fixtures	432	383
Leasehold improvements	375	345

	$13,243	$11,881
Less accumulated depreciation	(10,612)	(8,892)

	$2,631	$2,989

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rent expense was approximately $2.7 million for 2005, $2.6 million for 2004 and $2.7 million for 2003.

Future Payments

Our future minimum payments at December 31, 2005 are as follows:

	Operating Leases	Purchase Commitments(1)	Total
	(in thousands)
Years
2006	$2,348	$221	$2,569
2007	1,240	82	1,322
2008	82	36	118
2009	21	—	21

Total minimum payments required	$3,691	$339	$4,030

(1)	Purchase obligations exclude agreements that are cancelable without penalty.

Legal Proceedings

From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

Note 5.    Related Party Transactions

During 2005, 2004 and 2003, we incurred expenses of approximately $90,000, 90,000 and $92,000, respectively, for certain technical software development consulting services provided to us by the father of one of our officers. During 2005 and 2004 we incurred expenses of approximately $7,000 and $17,000, respectively, for security software from a vendor whose Chairman is one of our Board members.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)	$6,554	$2,214	$(377)

Basic weighted-average shares:
Weighted-average shares of common stock outstanding	26,480	26,013	25,649
Less: weighted-average shares subject to repurchase	—	—	(8)

Weighted-average shares used in computing basic net income (loss) per share	26,480	26,013	25,641

Basic net income (loss) per common share	$0.25	$0.09	$(0.01)

Diluted weighted average shares:
Basic shares (per above)	26,480	26,013	25,641
Add back: weighted-average shares subject to repurchase	—	—	—
Effect of dilutive stock options	1,510	1,419	—

Weighted-average shares used in computing diluted net income (loss) per share	27,990	27,432	25,641

Diluted net income (loss) per common share	$0.23	$0.08	$(0.01)

We have excluded weighted average outstanding stock options, which aggregated 2,142,923 and 2,769,537 shares from the calculation of diluted weighted average shares for 2005 and 2004 respectively, because such securities were antidilutive. We have excluded all weighted average outstanding stock options and shares subject to repurchase by us from the calculation of diluted net loss per share for 2003, which aggregated 4,457,921 shares, because all such securities were antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 7.    Goodwill and Intangible Assets

The following summarizes our intangible assets as of December 31, 2005:

	Gross Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets subject to amortization:
Existing technology (five year useful lives)	$3,500	$2,345	$1,155
Core technology (five year useful lives)	750	508	242
Maintenance agreements and related relationships (five year useful lives)	200	140	60
Capitalized software costs (three to five year useful lives)	439	14	425

	$4,889	$3,007	$1,882

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our actual and estimated amortization expense related to the above intangible assets:

	Actual	Estimated
	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
Amortization of intangibles from acquisition	$890	$890	$567	—	—	—	—
Amortization of capitalized software costs (in cost of license)	$14	$88	$118	$72	$59	$59	$29

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology. To date, we have not recognized any impairment losses on goodwill.

Note 8.    Shareholders’ Equity

Common Stock

We reserved shares of common stock for issuance at December 31, 2005 as follows:

Stock Options:
Options outstanding	7,205,801
Reserved for future grants	3,482,641
Employee stock purchase plan	1,297,844

11,986,286

To date, we have sold a total of 1,560,668 shares of common stock to employees in connection with restricted stock purchase agreements. These agreements allow us to repurchase unvested shares in the event that the employee is no longer employed by us. For 2005 and 2004, no shares were subject to repurchase. In 2003, 1,111 shares were subject to repurchase.

2000 Employee Stock Purchase Plan

In 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 666,666 shares of our common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 12% of their compensation through payroll deductions during defined offering periods. The Purchase Plan is implemented in a series of overlapping 24 month offering periods, and each offering period consists of four six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, equal to the lesser of 666,666 shares, 2% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by the Board. The Purchase Plan will terminate in April 2010.

During 2005, 2004 and 2003 we issued 334,320, 357,974 and 296,212 shares, respectively, of our common stock under the Purchase Plan.

Stock Options

As described below, we have two stock option plans (collectively, the “Option Plans”) under which incentive stock options and/or non-qualified options may be granted to our employees, consultants and directors. Options are granted under the Option Plans at prices not less than the fair value on the date of the grant. Stock options to new employees generally vest and become exercisable in the amount of 25% of the total number of

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares after one year and on a ratable basis over the subsequent 36 months. The options generally expire in ten years. However, in the case of incentive stock options granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of any class of our stock, the term of the option is five years from the date of grant and the per share exercise price is 110% of the fair market value on the date of grant.

In 2000, our Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”) and authorized an initial amount of 2,666,666 shares of common stock for grant under the 2000 Plan. The authorized shares available for issuance increase on the first business day of each year by the lesser of 2,333,333 shares, 5% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board. The 2000 Plan will terminate in April 2010 unless terminated earlier according with the provisions of the 2000 plan.

In 2000, our Board of Directors adopted the 2000 Director Option Plan (the “Director Plan”) and authorized an initial amount of 100,000 shares of common stock for grant under the Director Plan. Each non-employee director who does not own, or represent a party who owns, 1% or more of our outstanding common stock is automatically granted a non-qualified stock option to purchase 40,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, each non-employee director then in office for at least six months is automatically granted a non-qualified option to purchase an additional 10,000 shares of common stock. The Director Plan will terminate in April 2010, unless terminated earlier in accordance with the provisions of the Director Plan. In addition, the Director Plan provides for annual increases in the number of shares available for issuance on the first business day of each year equal to the lesser of 100,000 shares, 0.15% of the outstanding shares of common stock on the last day of the prior fiscal year or such amount as may be determined by our Board.

A summary of option activity under the Option Plans follows:

		Options Outstanding			Options Exercisable
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2002	2,117,081	6,483,093	$0.15-$18.90	$6.60	3,053,462	$6.15
Additional authorization	1,471,288	—	—	—
Options granted	(1,271,425)	1,271,425	$3.19-$7.85	$4.73
Options exercised	—	(342,748)	$0.15-$6.75	$2.16
Options canceled	499,959	(499,959)	$2.25-$18.90	$7.89
Authorized shares expired	(136,838)	—	—	—

Balance at December 31, 2003	2,680,065	6,911,811	$0.15-$18.90	$6.38	3,802,675	$6.65
Additional authorization	1,334,288	—	—	—
Options granted	(1,771,000)	1,771,000	$4.80-$8.10	$5.25
Options exercised	—	(227,178)	$0.30-$6.75	$3.15
Options canceled	422,541	(424,541)	$3.43-$17.03	$8.20
Authorized shares expired	(79,200)	—	—	—

Balance at December 31, 2004	2,586,694	8,031,092	$0.15-$18.90	$6.13	4,710,197	$6.73
Additional authorization	1,348,286	—	—
Options granted	(1,235,650)	1,235,650	$5.11-$8.30	$5.97
Options exercised	—	(1,143,630)	$0.15-$6.95	$4.09
Options canceled	917,311	(917,311)	$3.43-$18.90	$8.79
Authorized shares expired	(134,000)	—	—	—

Balance at December 31, 2005	3,482,641	7,205,801	$0.15-$18.90	$6.08	4,350,428	$6.53

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair values at the grant-date of options granted during the three years ended December 31, 2005 were the following:

	Years Ended December 31,
	2005	2004	2003
Exercise price equaled the market value of the stock on the grant date	$3.25	$3.24	$3.12
Exercise price was greater than the market value of the stock on the grant date	$—	$3.02	$2.66

The following table summarizes information about all stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15-$3.43	1,017,909	4.54	$2.53	853,145	$2.37
$3.49-$5.04	1,868,545	7.59	$4.78	863,811	$4.69
$5.10-$6.00	1,915,933	8.28	$5.64	678,507	$5.67
$6.10-$9.00	1,538,500	6.66	$7.22	1,091,082	$7.38
$9.05-$18.90	864,914	4.97	$12.06	863,833	$12.06

$0.15-$18.90	7,205,801			4,350,378

Stock-Based Compensation

We have deferred stock-based compensation on pre-IPO stock option grants representing the difference between the exercise prices and the deemed fair value of our common stock on the dates these stock options were granted. Deferred stock-based compensation is being amortized by charges to operations on a graded vesting method over the vesting periods of the respective options, generally four years. We recorded amortization of deferred stock-based compensation benefit of approximately $4,000 for 2005 and expense of $186,000 and $443,000 for 2004 and 2003, respectively. We recorded reductions to deferred stock-based compensation of $84,000, $1,000 and $13,000 for 2005, 2004 and 2003, respectively, as a result of stock options that were canceled prior to vesting. The corresponding deferred stock compensation expense adjustment for the difference between the graded vesting method and the straight-line method for the cancellation of the unvested options was not significant for 2005, 2004 and 2003. At December 31, 2005, we had $8,000 remaining to be amortized over the corresponding vesting period of the respective options in 2006. Subsequent terminations of option holders may reduce or cause a credit to future stock-based compensation.

Stock Repurchase Program

In May 2004, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period and subsequently approved the repurchase of an addition one million shares in May 2005 for the next 12 months. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. In 2005, we repurchased a total of 628,469 shares at an average price of $6.06. In 2004, we repurchased a total of 274,510 shares at an average price of $4.90. Repurchased shares of our common stock are no longer deemed outstanding.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, our Board of Directors authorized an extension of the October 2001 stock repurchase program until October 2003, which has since expired. In 2003, under this program, we repurchased a total of 804,413 shares at an average price of $4.28 per share. Repurchased shares of our common stock are no longer deemed outstanding.

Note 9.    Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income (loss) before income taxes:
United States	$6,388	$1,390	$(895)
Foreign	353	1,056	553

Total income (loss) before income taxes	$6,741	$2,446	$(342)

Provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Provision (benefit) for income taxes:
Current:
Federal	$(4)	$36	$(76)
State	18	(30)	56
Foreign	173	226	55

Total provision for income taxes	$187	$232	$35

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income tax expense (benefit) at U.S. statutory rate	$2,359	$856	$(119)
State income taxes, net	18	(30)	56
Foreign income taxes	173	226	55
Federal alternative minimum taxes	—	36	—
Unbenefited (benefited) losses	(2,363)	(856)	43

	$187	$232	$35

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $2.9 million. We also had federal and state tax credit carryforwards of approximately $4.5 million and $4.7 million, respectively. The federal net operating loss carryforwards and tax credit carryforwards will expire beginning in 2012 if not utilized. The state tax credits carry forward indefinitely. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,009	$2,644
U.S. federal and state tax credit carryforwards	7,528	6,469
Capitalized research expenditures	181	293
Deferred revenue	59	451
Acquisition-related items	80	56
Other	1,043	823

Total deferred tax assets	$9,900	$10,736
Valuation allowance	(9,900)	(10,736)

Net deferred taxes	$—	$—

As of December 31, 2005, we had deferred tax assets of approximately $9.9 million. We have evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. Based on the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets as of December 31, 2005 was recorded. The valuation allowance decreased by approximately $836,000 in 2005 from 2004 and increased by approximately $1.2 million in 2004 from 2003.

As of December 31, 2005, approximately $1.2 million of the valuation allowance reflected above related to the tax benefits of stock option deductions, which will be credited to equity when realized.

Note 10.    Industry and Geographic Segment Information

The following table presents sales to external customers and long-lived assets by geographic areas:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Total revenue:
North America	$35,515	$32,800	$29,090
Japan	10,615	9,500	8,183
Europe, Middle East	10,528	9,024	7,855
Rest of Asia	5,277	5,630	4,432

	$61,935	$56,954	$49,560

Long-lived assets (at period end):
North America	$5,594	$6,452	$7,254
Japan	286	349	339
Europe, Middle East	180	209	162
Rest of Asia	474	378	254

	$6,534	$7,388	$8,009

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic area is based on the location of the customer.

Note 11.    Employee Benefit Plan

We have a 401(k) Plan in which all United States employees who are age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,000 per employee per year, which vests 25% per year over a 4-year period and record an expense for the Synplicity matched portion. 401(k) expense was $148,000, 146,000 and $142,000 for 2005, 2004 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

Date: March 15, 2006	By:	/S/ GARY MEYERS
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 15, 2006	By:	/S/ JOHN J. HANLON
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Meyers and John J. Hanlon, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GARY MEYERS Gary Meyers	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006

/S/ JOHN J. HANLON John J. Hanlon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ KENNETH S. MCELVAIN Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	March 15, 2006

/S/ ALISA YAFFA Alisa Yaffa	Chairwoman of the Board, Vice President of Intellectual Property and Secretary	March 15, 2006

Signature	Title	Date

/S/ PRABHU GOEL Prabhu Goel	Director	March 15, 2006

/S/ DENNIS SEGERS Dennis Segers	Director	March 15, 2006

/S/ SCOTT J. STALLARD Scott J. Stallard	Director	March 15, 2006

/S/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 15, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Reduction of Expense	Amounts (Written Off), Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts as of December 31:
2005	$113	$15	$—	$—	$128
2004	$151	$2	$(70)	$30	$113
2003	$527	$35	$(217)	$(194)	$151

INDEX TO EXHIBITS

3.1.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**

10.2	Amended and Restated 1995 Stock Option Plan(1)**

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**

10.3	2000 Stock Option Plan(1)**

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**

10.4	2000 Director Option Plan(1)**

10.4.1	Form of Option Agreement under 2000 Director Option Plan(1)**

10.5	2000 Employee Stock Purchase Plan(1)**

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**

10.9	Software OEM License Agreement dated December 23, 1997 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)*

10.9.1	Amendment 1 to Software OEM License Agreement dated August 1, 1998 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)

10.9.2	Amendment 2 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(1)*

10.9.3	Amendment 3 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(3)

10.9.4	Amendment 4 to Software OEM License Agreement dated December 17, 1999 by and among Registrant, Cadence Design Systems, Inc. and Cadence Design Systems (Ireland) Limited(3)*

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(1)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(1)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(4)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(4)

10.27	Development, Marketing and Distribution Agreement dated April 17, 2003 between Registrant and LSI Logic Corporation(6)*

10.28	Lease dated May 8, 2003 between Registrant and Information Technology Park Ltd. for the Unit 2 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(7)

10.30	Lease dated September 16, 2003 between Registrant and Information Technology Park Ltd. for the Unit 4 Third Floor, Innovator Building, International Tech Park, Bangalore, India development office(7)

10.31	Lease dated October 16, 2003 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(7)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(8)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(10)**

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(11)**

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(9)

10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(9)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(11)**

10.41	Variable Incentive Pay Plan dated February 17, 2005(13)**

10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(14)**

10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(14)**

10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(15)

10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(17)**

10.45	Lease dated May 20, 2005 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza B Block 1st floor Bilkent, Turkey office(16)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 71)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
**	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Filed as an exhibit to the Company’s 8-K filed September 22, 2004.
(11)	Filed as an exhibit to the Company’s 8-K filed October 4, 2004.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Filed as an exhibit to the Company’s 8-K filed February 17, 2005.
(14)	Filed as an exhibit to the Company’s 8-K filed May 18, 2005.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(17)	Filed as an exhibit to the Company’s 8-K filed October 20, 2005.