Form 10-Q
period 2006-03-31
SYNPLICITY INC
filed 2006-05-10
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☒

As of May 2, 2006, the registrant had 27,007,450 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005 (1)
	(unaudited)
Assets:
Current assets:
Cash, cash equivalents	$8,893	$13,941
Short-term investments	49,929	43,158
Accounts receivable, net of allowances of $145 and $128 at March 31, 2006 and December 31, 2005, respectively	11,164	12,632
Other current assets	1,942	2,372

Total current assets	71,928	72,103
Property and equipment, net	2,585	2,631
Goodwill	1,272	1,272
Intangible assets, net	1,851	1,882
Other assets	764	749

Total assets	$78,400	$78,637

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$84	$944
Accrued liabilities	1,703	1,461
Accrued compensation	3,671	4,031
Deferred revenue	20,448	18,355

Total current liabilities	25,906	24,791
Shareholders’ equity:
Common stock	57,136	58,257
Additional paid-in capital	4,321	3,360
Accumulated deficit	(8,608)	(7,430)
Accumulated other comprehensive loss	(355)	(341)

Total shareholders’ equity	52,494	53,846

Total liabilities and shareholders’ equity	$78,400	$78,637

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2005. However, the consolidated balance sheet presented at December 31, 2005 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
License	$7,131	$7,976
Maintenance	7,338	6,582

Total revenue	14,469	14,558
Cost of revenue:(1)
Cost of license	115	132
Cost of maintenance	526	456
Amortization of intangible assets from acquisitions	223	223

Total cost of revenue	864	811

Gross profit	13,605	13,747
Operating expenses:(1)
Research and development	6,573	6,081
Sales and marketing	6,331	5,758
General and administrative	2,124	1,531
Restructuring charges	854	—

Total operating expenses	15,882	13,370

Income (loss) from operations	(2,277)	377
Other income, net	618	272

Income (loss) before income taxes	(1,659)	649
Income tax provision (benefit)	(481)	134

Net income (loss)	$(1,178)	$515

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$(0.04)	$0.02

Shares used in basic per share calculation	27,016	26,258

Shares used in diluted per share calculation	27,016	27,874

(1) Employee stock-based compensation expense is allocated to the following:
	2006	2005
(in thousands)
Cost of maintenance	$23	$—
Research and development	453	4
Sales and marketing	238	4
General and administrative	247	1

Total stock-based compensation	$961	$9

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(1,178)	$515
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	425	491
Stock based compensation	961	9
Amortization of intangible assets	238	223
Impairment of capitalized software	295	—
Changes in operating assets and liabilities:
Accounts receivable	1,468	(112)
Other current assets	428	254
Other assets	(15)	10
Accounts payable	(860)	(82)
Accrued liabilities	242	280
Accrued compensation	(360)	(538)
Deferred revenue	2,093	979

Net cash provided by operating activities	$3,737	$2,029

Investing activities:
Purchases of property and equipment	$(379)	$(650)
Purchases of short-term investments	(35,669)	(19,834)
Proceeds from maturities of short-term investments	28,895	15,500
Purchase of technology	(500)	—

Net cash used in investing activities	$(7,653)	$(4,984)

Financing activities:
Proceeds from sale of common stock	$739	$1,223
Repurchases of common stock	(1,860)	(1,532)

Net cash used in financing activities	$(1,121)	$(309)

Effect of exchange rate changes on cash	$(11)	$86

Net decrease in cash and cash equivalents	$(5,048)	$(3,178)
Cash and cash equivalents at beginning of period	13,941	9,247

Cash and cash equivalents at end of period	$8,893	$6,069

Supplemental disclosure of cash flow information
Cash paid for taxes	$199	$51

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2006 and the statements of operations for the three months ended March 31, 2006 and 2005 and the statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. The consolidated balance sheet information as of December 31, 2005 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts reported in the consolidated financial statements as of March 31, 2005 have been reclassified to conform to the the current period presentation.

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

We license our software products under perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue through distributors, original equipment manufacturers (“OEM”) and through custom software development.

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two and three year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

Additionally, we also sell time-based licenses to use our software products. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

In addition, we periodically sell our products to original equipment manufacturers, (“OEMs”) for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Revenue from these arrangements is recognized on a straight-line basis over the period of each arrangement, as we do not have VSOE of fair value of maintenance for these arrangements since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance for the time-based license in the transaction, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

We have entered into various custom software development agreements with semiconductor manufacturers to customize certain of our tools. This work typically involves modifications to our existing product lines under a statement of work negotiated with the customer. When time-based licenses are purchased as part of the agreement and delivery of the customized product has occurred, we recognize revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses. When licenses are not being purchased as part of the agreement, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue for the three months ended March 31, 2006 and years 2005 and 2004 and was recorded in license revenue.

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

Goodwill, Intangible Assets, and Capitalized Software Costs

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the structured/platform ASIC and ASIC synthesis markets in the first quarter of 2006, we wrote-off capitalized software development cost related to our ASIC products.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2006	2005
(in thousands, except per share data)
Net Income (loss)	$(1,178)	$515

Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	27,016	26,258

Basic net income (loss) per common share	$(0.04)	$0.02

Diluted weighted-average shares:
Basic shares (per above)	27,016	26,258
Effect of dilutive stock options	—	1,616

Weighted-average shares used in computing diluted net income (loss) per share	27,016	27,874

Diluted net income (loss) per common share	$(0.04)	$0.02

Weighted average options outstanding to purchase 3,271,583 and 2,529,286 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Restructuring Charges

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC and ASIC synthesis markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. A summary of the restructuring charge incurred was as follows:

Three Months Ended March 31, 2006
(in thousands)
Severance and related costs	$479
Capitalized software development cost
Asset impairment of capitalized software	295
Prepaid maintenance	40
Capitalized development cost for the first quarter of 2006	40

$854

The restructuring accrual activity for the three months ended March 31, 2006 was as follows:

	Restructuring Charge incurred in March 2006	Net Cash Payments in March 2006	Accrued Restructuring Charge at March 31
(in thousands)
Severance and related costs	$479	$446	$33

The $33,000 is recorded in accrued liabilities on the Consolidated Balance Sheet and will be paid by June 30, 2006.

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options. Stock options are generally time-based, vesting over a 4-year vesting with 25% cliff vest after one year and monthly thereafter for new employees, or for existing employees the options vest monthly upon grant issuance. All options expire 10 years from grant date. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock decreases below any previous price in the current plan, that ESPP plan is reset to the lower price. As of March 31, 2006, we had approximately 13.2 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On January 1, 2006, we adopted the provisions Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Employee stock-based compensation expense is allocated to the following:

	Three Months Ended March 31,
	2006	2005
(in thousands)
Cost of maintenance	$23	$—
Research and development	453	4
Sales and marketing	238	4
General and administrative	247	1

Total stock-based compensation	$961	$9

Net cash proceeds from the exercise of stock options were $739,000 for the three months ended March 31, 2006. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, we applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the pro forma information regarding net income (loss) effect and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net income, as reported	$515
Add: Stock-based employee compensation expense included in reported net income	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,180)

Pro forma net loss	$(656)

Basic and diluted net income per share:
As reported	$0.02

Basic and diluted net loss per share:
Pro forma	$(0.02)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006, respectively:

	Stock Options			Stock Purchase Plan
	March 31,			March 31,
	2006		2005	2006	2005
	Officers and Directors	All other employees	All employees and Directors	All employees and Directors
Expected life (in years)	3.0	4.0	4.5	1	1
Interest rate	4.84%	4.85%	4.08%	4.0%	2.0%
Volatility	0.59	0.59	0.59	0.59	0.84
Dividend yield	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$4.32	$3.11	$3.08	$2.04	$2.08

Our computation of expected volatility for the three months ended March 31, 2006 is based on our historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended March 31, 2006 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value ( in thousands)
Outstanding at December 31, 2005	7,205,801	$6.08	6.83	$15,970
Grants	113,800	$7.97
Exercises	175,965	$4.18		$662
Forfeitures or expirations	274,707	$6.72
Outstanding at March 31, 2006	6,866,629	$6.14	6.62	$2,215
Ending vested and expected to vest at March 31, 2006	6,521,796	$6.16	5.42	$1,936
Exercisable and vested at March 31, 2006	4,411,114	$6.48	5.55	$(97)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised is $662,000 for the three months ended March 31, 2006. Total fair value of options vested is $15.5 million for the three months ended March 31, 2006.

As of March 31, 2006, $7.8 million of total unrecognized compensation cost related to stock options is expected to be recognized as follows:

	Estimated
	Remainder of 2006	2007	2008	2009
(in thousands)
Amortization of stock based compensation expense	$2,555	$2,765	$1,825	$637

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of March 31, 2006.

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

Note 2. Financial Instruments

Available-for-sale securities consisted of the following at March 31, 2006:

Fair Market Value
(in thousands)
Cash equivalents:
Commercial paper	$3,724
Certificate of deposit	2,000
Money market funds	1,420

Total cash equivalents	$7,144

Short-term investments:
U.S. government agency notes	$30,234
Certificates of deposit	7,915
Commercial paper	6,196
Corporate notes	4,511
Bankers acceptance	1,073

Total short-term investments	$49,929

Total available-for-sale securities	$57,073

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2006	2005
(in thousands)
Net income (loss)	$(1,178)	$515
Foreign currency translation adjustments	(11)	86
Unrealized gain (loss) on available for sale investments, net of tax	(3)	3

Comprehensive income (loss)	$(1,192)	$604

Note 4. Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. From inception of the current program approved in May 2005 to March 31, 2006, we repurchased a total of 459,069 shares at an average price of $6.61, including 264,243 shares at an average price of $7.04 per share for the three months ended March 31, 2006. Repurchased shares of our common stock are no longer deemed outstanding.

Note 5. Intangible Assets and Goodwill

The following summarizes our intangible assets as of March 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book
(in thousands)
Intangible assets subject to amortization:
Existing technology (five year useful lives)	$3,500	$(2,518)	$982
Core technology (five year useful lives)	750	(546)	204
Maintenance agreements and related relationships (five year useful lives)	200	(150)	50
Capitalized software development costs ( three to five year useful lives)	644	(29)	615
Impairment of capitalized software development cost
Capitalized software cost	295	(295)	—
Capitalized development cost for the first quarter of 2006	40	(40)	—

	$5,389	$(3,538)	$1,851

Amortization of intangible assets reflects the intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as capitalized software development costs. Intangible assets are expensed over three to five-year useful lives. To date, we have not recognized any impairment losses on goodwill. However, due to our exit from the structured/platform ASIC and ASIC synthesis markets, we recorded a write-off in accordance with SFAS 86 in the three months ended March 31, 2006 for certain capitalized software development costs to their net realizable value relating to technology to be incorporated into future versions of our ASIC products.

The following summarizes our actual three months ended March 31, 2006 and same period in 2005 and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder of 2006
	2005	2006		2007	2008	2009	2010	2011
(in thousands)
Amortization of intangible assets from acquisitions	$223	$223	$667	$567	$—	$—	$—	$—
Amortization of acquired intangible assets from capitalized software development cost (in cost of license)	$—	$15	$95	$159	$113	$100	$100	$50

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the consolidated financial statements included in this Quarterly Report, the statement under “Revenue recognition” regarding the recognition of future revenue from the sale of licenses, the sale of time-based licenses and additional allowances for doubtful accounts; the statements under “Three Months Ended March 31, 2006 and 2005—Cost of Revenue” regarding future cost of revenue; the statements under “Three Months Ended March 31, 2006 and 2005—Operating expenses” regarding future operating expenses; the statements under “Three Months Ended March 31, 2006 and 2005—Income Taxes” regarding federal net operating income (loss) and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, and Identify are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective companies.

Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, military and aerospace, semiconductor, consumer, and computer and peripheral, and other electronics systems. We operate in one segment, the development and licensing of software products to these markets. We market and sell our products throughout the world, principally through our own sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have not been significant relative to total sales and we expect this to continue.

Our geographic revenue distribution for the three months ended March 31, 2006 was approximately 56% from North America, 20% from Japan, 17% from Europe and 7% from the rest of Asia.

Our products include the following:

FPGA Solutions:

•	Synplify and Synplify Pro: In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results.

•	Synplify Premier: Introduced in October 2005, Synplify Premier builds upon our innovative synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices. We invented graph-based physical synthesis to improve timing closure by means of a single-pass physical synthesis flow for 90nm FPGAs.

•	Identify: In November 2002, we acquired an RTL debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly within their RTL source code during chip operation.

•	In the three months ended March 31, 2006 and years 2005 and 2004, revenue from our FPGA product line accounted for 80%, 81% and 83% of total revenue, respectively.

DSP Solution:

•	In July 2004, we introduced Synplify DSP, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In the three months ended March 31, 2006 and years 2005 and 2004, revenue from our DSP product line accounted for 1%, 1% and less than 1% of total revenue, respectively.

Structured/Platform ASIC and ASIC Synthesis Solutions:

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets in late March 2006 and refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines.

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

•

Amplify AccelArray: Our third physical synthesis product was released in June 2005, optimized specifically for Fujitsu Microelectronics’ AccelArray product. Developed in close co-operation with Fujitsu Microelectronics, Amplify AccelArray is a customized physical synthesis product that uniquely and optimally targets Fujitsu Microelectronics’ AccrelArray architecture.

•	In the three months ended March 31, 2006 and years 2005 and 2004, revenue from our structured/platform ASIC & ASIC synthesis product line accounted for 8% of total revenue.

ASIC Prototyping Solution:

•	Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In the three months ended March 31, 2006 and years 2005 and 2004, revenue from our ASIC prototyping product line accounted for 7%, 7% and 5% of total revenue, respectively.

Additionally, we periodically provide custom software development services for our customers and partners. This work typically involves modifications to our existing product line under a statement of work negotiated with the customer. In the three months ended March 31, 2006 and years 2005 and 2004, revenue from custom software development services accounted for 4%, 3% and 4% of total revenue, respectively.

First Quarter 2006 Financial Highlights

In March 2006, we decided to exit the structured/platform ASIC and ASIC synthesis markets to refocus on our core products. Due to the business refocus, we incurred a restructuring expense of $854,000, comprised of severance and a write-off of capitalized software development cost and related costs. In spite of the business refocus, we experienced an increase in bookings, including a number of multi-year deals, compared to the same quarter of the prior year, which led to record deferred revenue of $20.4 million in the three months ended March 31, 2006. Maintenance revenue increased over the same quarter last year as a number of customers returned to active maintenance and overall maintenance renewal rates remained strong. Operating expenses increased from the three months ended March 31, 2005 due to stock-based compensation expense, the restructuring charge and salary and headcount increases. Financial highlights for the three months ended March 31, 2006 are as follows:

•	Total revenue for the three months ended March 31, 2006 was $14.5 million, a 1% decrease from $14.6 million for the same period in 2005

•	License revenue for the three months ended March 31, 2006 was $7.1 million, a 11% decrease from $8.0 million for the same period in 2005

•	Maintenance revenue for the three months ended March 31, 2006 was $7.3 million, a 11% increase from $6.6 million for the same period in 2005

•	As a percentage of our license revenue for the three months ended March 31, 2006, revenue from sales of time-based licenses was 33%, compared to 28% for the same period in 2005

•	Net loss for the three months ended March 31, 2006 was $1.2 million compared to net income of $515,000 for the same period in 2005. Included in the 2006 loss were a restructuring charge of $854,000, stock-based compensation of $961,000 and a tax benefit of $481,000.

•	Net loss per share for the three months ended March 31, 2006 was $0.04 compared to a $0.02 net income per share for the same period in 2005

•	Net cash provided by operations for the three months ended March 31, 2006 was $3.7 million, compared to $2.0 million for the same period in 2005

Critical Accounting Estimates

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

We license our software products under perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue through distributors, original equipment manufacturers (“OEM”) and through custom software development.

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

We also offer two and three year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses as VSOE of the fair value of maintenance is established by the maintenance renewal pricing.

Additionally, we also sell time-based licenses to use our software products. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

In addition, we periodically sell our products to original equipment manufacturers, (“OEMs”) for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Revenue from these arrangements is recognized on a straight-line basis over the period of each arrangement, as we do not have VSOE of fair value of maintenance for these arrangements since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance for the time-based license in the transaction, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

We have entered into various custom software development agreements with semiconductor manufacturers to customize certain of our tools. This work typically involves modifications to our existing product lines under a statement of work negotiated with the customer. When time-based licenses are purchased as part of the agreement and delivery of the customized product has occurred, we recognize revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses. When licenses are not being purchased as part of the agreement, we recognize revenue from the development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue for the three months ended March 31, 2006 and years 2005 and 2004 and was recorded in license revenue.

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

Goodwill, Intangible Assets, and Capitalized Software Costs

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the structured/platform ASIC and ASIC synthesis markets in the first quarter of 2006, we wrote-off capitalized software development cost related to our ASIC products.

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) and such evaluations are based on available evidence of whether it is more likely than not that some, or all of the deferred tax assets will not be realized. Our evaluation for the year ending December 31, 2006 is subject to the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income under the standard required by SFAS 109.

Valuation of Stock Based Payments under SFAS 123R

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based awards granted after January 1, 2006 and awards granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, under the Black-Scholes method, net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, which represents management’s best estimate, summary explanation as follows:

Expected Stock Price Volatility—The Company’s computation of expected volatility is based on historical volatility for the expected term of the options.

Expected Term of Option—The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

See Note 1 to the consolidated financial statements for a further discussion on stock-based compensation.

Results of Operations

The following discussion compares our results of operations for three months ended March 31, 2006 with the three months ended March 31, 2005. There can be no assurance that our historical operating results are indicative of our future results.

Three Months Ended March 31, 2006 and 2005

Total revenue

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in millions, except percentages)
Revenue	$14.5	$14.6	$(0.1)	(1%)

For the three months ended March 31, 2006, our total revenue decreased 1% from the same period in 2005. For the three months ended March 31, 2006, license revenue decreased 11% and maintenance revenue increased 11% from the same period in 2005. While we would expect total revenue to increase in 2006 compared to 2005, there are a number of factors that could negatively affect that outcome, including but not limited to the following:

•	performance of our sales force;

•	availability of new products and upgrades;

•	the acceptance of these new offerings to our customers;

•	economic health and markets of our customer base; and

•	in the case of maintenance, the decisions made by our customers to purchase or renew maintenance contracts.

License revenue

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in millions, except percentages)
License revenue	$7.1	$8.0	$(0.9)	(11%)
As a percentage of total revenue	49%	55%

For the three months ended March 31, 2006, license revenue decreased 11%, or $845,000, from the same period in 2005. Revenue from the DSP product line increased significantly on a percentage basis, but revenue decreased 16% in the FPGA product line, 1% in structured/platform ASIC and ASIC synthesis product line and 29% in ASIC prototyping product lines. Revenue increased 78% in custom software development services.

Of the $845,000 decrease, the FPGA product line decreased $950,000, despite an increase in Synplify Premier license revenue of approximately $480,000. As we had anticipated, new sales of Synplify and Synplify Pro decreased for the three months ended March 31, 2006 compared to same period in 2005 as customers chose Synplify Premier, which provides a higher level of functionality. Synplify DSP license revenue increased significantly in the three months ended March 31, 2006 compared to same period in 2005 on a percentage basis; however, the dollar impact was only $71,000. License revenue from the structured/platform ASIC and ASIC synthesis product line decreased slightly in the three months ended March 31, 2006 compared to same period in 2005, with an increase in structured/platform ASIC, offsetting a decline in the sale of Synplify ASIC. Our ASIC prototyping product line license revenue in the three months ended March 31, 2006 decreased from the same period in 2005 by $233,000. Revenue from custom development software increased $262,000 for the three months ended March 31, 2006 from same period in 2005.

Maintenance revenue

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in millions, except percentages)
Maintenance revenue	$7.3	$6.6	$0.7	11%
As a percentage of total revenue	51%	45%

For the three months ended March 31, 2006, total maintenance revenue increased $756,000, or 11%, from the same period in 2005, primarily from an increase of $652,000 from FPGA product line maintenance. Renewal rates remained constant in the three months ended March 31, 2006 and 2005; however, in 2005 there was a slight increase in customers returning to active maintenance.

Cost of revenue

Cost of license revenue. Cost of license revenue includes engineering costs directly associated with our custom software development service contracts, royalties, product packaging costs, software documentation, amortization of capitalized software development costs and other costs associated with shipping.

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in thousands, except percentages)
Cost of license revenue	$115	$132	$(17)	(13%)
As a percent of license revenue	2%	2%
As a percent of total revenue	1%	1%

For the three months ended March 31, 2006, cost of license revenue decreased 13% from the same period in 2005 as a result of less overall expense associated with the development work. Such costs comprised 40% of cost of license revenue in the three months ended March 31, 2006 compared to 61% for the same period in 2005. Cost of license revenue also included minimal amortization of capitalized software development costs.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts and stock-based compensation.

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in thousands, except percentages)
Cost of maintenance revenue	$526	$456	$70	15%
As a percent of maintenance revenue	7%	7%
As a percent of total revenue	4%	3%

For the three months ended March 31, 2006, cost of maintenance revenue increased from the same period in 2005, due to an increased allocation of customer support assistance from engineering to cost of maintained revenue. Stock-based compensation expense under SFAS 123R allocated to cost of maintenance was $23,000.

Amortization of intangible assets. Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as software purchased and capitalized in 2005. Intangible assets are expensed over three to five-year useful lives. To date, we have not recognized any impairment losses on goodwill; however, due to our exit from structured/platform ASIC and ASIC synthesis markets, we had a write-off of capitalized software, purchased in March 2005, which was to be incorporated into our structured ASIC product. The cost of the software purchased and development costs for the period ended March 31, 2006 were written off.

The following summarizes our actual and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder of 2006
	2005	2006		2007	2008	2009	2010	2011
(in thousands)
Amortization of intangible assets from acquisitions	$223	$223	$667	$567	$—	$—	$—	$—
Amortization of acquired intangible assets from capitalized software development cost (in cost of license)	$—	$15	$95	$159	$113	$100	$100	$50

Operating expenses

Research and development. Research and development expenses include compensation and related expenses, outside services, equipment and software costs, stock-based compensation and allocated overhead expenses.

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in millions, except percentages)
Research and development	$6.6	$6.1	$0.5	8%
As a percent of total revenue	45%	42%

For the three months ended March 31, 2006, research and development expenses increased 8% over the same period in 2005 due to stock-based compensation expense under SFAS 123R and salary increases. These increases were partially offset by the benefit from higher allocation to cost of maintenance, lower equipment and software expense, decreased expense for outside services and depreciation.

Sales and marketing. Sales and marketing expenses include compensation, commissions and related expenses, promotional activities, tradeshows, seminars, stock-based compensation and allocated overhead expenses.

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in million, except percentages)
Sales and marketing	$6.3	$5.8	$0.5	9%
As a percent of total revenue	44%	40%

For the three months ended March 31, 2006, sales and marketing expenses increased 9% compared to the same period in 2005, due to stock-based compensation expense under SFAS 123R, salary increases, higher commission expense from increased bookings, our sales conference held in January 2006 and increased travel expense. These increases were partially offset by the following expense: recruiting fees, marketing activities and tradeshow and seminar expenses.

General and administrative. General and administrative expenses include compensation and related expenses, accounting and legal expenses, outside services, stock-based compensation and allocated overhead expenses.

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in millions, except percentages)
General and administrative	$2.1	$1.5	$0.6	40%
As a percent of total revenue	15%	11%

For the three months ended March 31, 2006, general and administrative expenses increased 40% compared to the same period in 2005, due to stock-based compensation expense under SFAS 123R, salary increases, adjustment to sales tax reserve from the same period in 2005, consultant services, legal fees for patent activity and recruiting expenses.

Stock-based compensation. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on two stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to October 12, 2000, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Restructuring charge. In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC and ASIC synthesis markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. A summary of the restructuring charge incurred was as follows:

Three Months Ended March 31, 2006
(in thousands)
Severance and related costs	$479
Capitalized software development cost
Asset impairment of capitalized software	295
Prepaid maintenance	40
Capitalized development cost for the first quarter of 2006	40

$854

The restructuring accrual activity for the three months ended March 31, 2006 was as follows:

	Restructuring Charge incurred in March 2006	Net Cash Payments in March 2006	Accrued Restructuring Charge at March 31, 2006
(in thousands)
Severance and related costs	$479	$446	$33

Other income, net. Other income, net includes interest income earned on cash and investments. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within twelve months of the purchase date. These increases were due primarily to higher interest rates on a higher level of investments from cash generated from operations.

	Three Months Ended March 31,		$ change	% change
	2006	2005
(in thousands, except percentages)
Other income, net	$618	$272	$346	127%
As a percent of total revenue	4%	2%

	Three Months Ended March 31,
	2006	2005	$ change	% change
(in thousands, except percentages)
Other income, net	$618	$272	$346	127%
As a percent of total revenue	4%	2%

Income Taxes. We recorded a benefit for income taxes of $481,000 for the three months ended March 31, 2006 and an expense of $134,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, the provision for income taxes was based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the usage of tax loss carryforwards or credits that result in federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax and the provision actually recorded is due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax loss carryforwards and credits that are allowable under the federal alternative minimum tax computations.

The income tax provision for the three months ended March 31, 2006 consisted of federal, annual minimum tax, state and foreign taxes.

	Three Months Ended March 31,
	2006	2005	$ change
(in thousands)
Income tax provision (benefit)	$(481)	$134	$(615)

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of $8.9 million, short-term investments of $49.9 million, an accumulated deficit of $8.6 million and working capital of $46.0 million. Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2006, compared to $2.0 million for the same period in 2005, primarily due to higher deferred revenue and accounts receivable and stock-based compensation, partially offset by a decrease in accounts payable at March 31, 2006.

Net cash used in investing activities was $7.7 million for the three months ended March 31, 2006, compared to $5.0 million for the same period in 2005. For the three months ended March 31, 2006, cash used in investing activities was mainly for purchases of short-term investments, software and computer equipment such as servers, software and workstations, offset by maturities of short-term investments. For the same period in 2005, cash used in investing activities was mainly for purchases of computer equipment offset by investment maturities net of investment purchases.

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2006, compared to $309,000 for the same period in 2005. For the three months ended March 31, 2006, and for the same period in 2005, net cash used in financing activities was for repurchases of common stock under their existing stock repurchase program, offset by the sale of common stock to employees. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product license sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance contracts;

•	the timing of customer payments and the collectibility of outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products, technologies or businesses;

•	any stock repurchases if our stock repurchase programs is extended; and

•	the availability of financing.

We believe that our cash and short-term investments balance of $58.8 million as of March 31, 2006 will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot be assured that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States, Turkey and India and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately 44% of our total revenue in the three months ended March 31, 2006, and 43% and 42% of our total revenue in 2005 and 2004, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency is included in the results of operations, and to date have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of March 31, 2006, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased, particularly in Japan.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2006, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of March 31, 2006, our cash equivalents consisted of commercial paper, certificate of deposit, money market funds and our short-term investments consisted of U.S. government agency notes, certificates of deposit, commercial paper, corporate notes and bankers’ acceptance.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks together with all of the other information contained in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. If any of the circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below.

Factors Affecting Future Operating Results

Risks Relating to Business

We have relied and expect to continue to rely on sales of our Synplify Pro product for a substantial portion of our license revenue and a decline in sales of this product could cause our license revenue to decline

Historically, we have derived a significant majority of our revenue from sales of our Synplify Pro product. In the future we also expect to rely on Synplify Premier, Synplify DSP and Certify for a substantial portion of our revenue. Due to our recent exit from the structured/platform ASIC and ASIC synthesis markets, the dependence on Synplify Pro and Synplify Premier has increased. License revenue from our Synplify Pro product accounted for 41%, 49% and 48%, of our total license revenue in the three months ended March 31, 2006, and in years 2005 and 2004, respectively. We expect that revenue from this product will continue to account for a significant share of our license revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our exit from structured/platform ASIC and ASIC synthesis markets will have an effect on revenue in 2006 and future periods

The decision to exit the structured/platform ASIC and ASIC synthesis markets will have a material adverse affect on future license and maintenance revenue. The total revenue generated from this product line was 8% for the three months ended March 31, 2006 and in years 2005 and 2004. During 2006 and for some period after, we will provide a reduced level of support to our ASIC customers, resulting in lower maintenance revenues, primarily so they are able to complete existing projects. Additionally, we will sell few new licenses as we wind down the structured/platform ASIC and ASIC synthesis product line.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled

We rely on sales of additional licenses to our existing customers, as well as annual maintenance renewals for our products. Additional license sales to our existing customers represented 76%, 79% and 78% of our license sales in the three months ended March 31, 2006, and in years 2005 and 2004, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 9% of our revenue in the three months ended March 31, 2006, 7% of our revenue in 2005 and 8% of our revenue in 2004. If these agreements were canceled or not renewed, our revenue could decline.

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

Our near-term revenue growth could decline as a result of increases in sales of time-based licenses

Historically, we have seen an increase in the number and dollar amount of time-based license agreements. Time-based licenses include maintenance services for the duration of their respective terms. For financial reporting purposes, revenue from time-based licenses is allocated between license and maintenance revenue in similar proportion to perpetual license transactions, and recognized on a straight-line basis over the period of the maintenance. Time-based license revenue accounted for approximately 33% of our total license revenue in the three months ended March 31, 2006 and 37% and 39% of our total license revenue in 2005 and 2004, respectively. In the future, customers may prefer time-based licenses over perpetual licenses for our newer, higher-priced products. Increases in the percentage of time-based licenses could affect our near-term revenue growth due to the delayed timing of revenue recognition for such licenses. If our average selling price of time-based licenses decreases, or if customers do not renew such licenses, our revenue could also decline.

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

We may not succeed in continuing to develop, market and sell new or enhanced commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result

We continue to develop logic synthesis, physical synthesis and verification products that leverage our core capabilities in our FPGA, DSP and ASIC prototyping product lines. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to continue to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify Pro product, as well as recently introduced products, such as our Synplify DSP, Synplify Premier and Certify products. We cannot be certain that our newer products, or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

As we enter into development agreements with semiconductor manufacturers for our products, our revenue could become more unpredictable

We have entered into, and expect to continue to enter into, development agreements with semiconductor manufacturers to customize FPGA synthesis tools for certain of their products. The timing of revenue recognition on these agreements may be affected by the following factors which involve uncertainty:

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

We may not be able to effectively compete against other providers of products used to design FPGAs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Synopsys, Mentor Graphics and Magma, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and to date have been issued or allowed approximately 31 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we employ a relatively small sales team. For example, in 2004 we experienced weakness in certain of our Asian sales locations due to turnover within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and ASICs and/or EDA software necessary for our business.

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining

We had net loss of $1.2 million in the three months ended March 31, 2006, which included a restructuring charge of $854,000. Although we had net income of $6.6 million and $2.2 million in 2005 and 2004, respectively, have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

Our expenses may increase in the next 12 months as we:

•	hire additional employees;

•	increase compensation for existing employees;

•	increase marketing efforts;

•	maintain compliance with future corporate governance regulations; and

•	incur additional cost from our exit from the structured/platform ASIC and ASIC synthesis market

Any failure to increase our new product bookings and revenue as we implement our product and distribution strategies would also harm our ability to achieve or maintain profitability and could negatively impact the market price of our common stock.

If we experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result

We experience sales cycles, or the time between an initial customer contact and completion of a sale, of generally two weeks to several months for our FPGA products, depending on the product. When the economic downturn began in 2001, we experienced an increase in the length of our sales cycle which has since stabilized. If we experience such an increase in the length of our sales cycle again, our quarterly operating results could suffer and our stock price could decline as a result. The sales cycle for our Certify product is substantially longer than that of our FPGA products, which could result in additional unpredictability of our quarterly revenue, especially if interest in our ASIC products increase. In addition, the timing, performance and quality of product releases from competitors as well as releases of our own products can cause sales cycles to increase as customers evaluate the new products.

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that shareholders may believe to be desirable

As of March 31, 2006, our directors, officers and individuals or entities affiliated with our directors owned approximately 44% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $4.05 during the 24 months ended March 31, 2006. This market volatility, as well as current or future environmental, general economic, market or political conditions including; recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Other risks

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Although we have not been subject to infringement litigation in the past, substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. Our exit from the structured/platform ASIC and ASIC synthesis markets may subject us to litigation, although we are unaware of any litigation at this time. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

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

As we continue to expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks

Customers outside North America accounted for approximately 44% for the three months ended March 31, 2006, and 43% and 42% of our total revenue in 2005 and 2004, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2006 through January 31, 2006	—	$—	—	805,174
February 1, 2006 through February 28, 2006	227,594	$7.10	227,594	577,580
March 1, 2006 through March 31, 2006	36,649	$6.66	36,649	540,931

Total	264,243	$7.04	264,243	540,931

(A)	In May 2005, our Board of Directors renewed the 2004 repurchase plan and authorized a repurchase of up to one million shares of our common stock over a 12 month period, at prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 6:	EXHIBITS

10.41.1	Variable Incentive Pay Plan dated February 17, 2005, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: May 10, 2006	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.41.1	Variable Incentive Pay Plan dated February 17, 2005, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002