Form 10-Q
period 2006-06-30
SYNPLICITY INC
filed 2006-08-09
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, the registrant had 26,900,914 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005 (1)
	(unaudited)
Assets:
Current assets:
Cash, cash equivalents	$4,617	$13,941
Short-term investments	55,172	43,158
Accounts receivable, net of allowances of $114 and $128 at June 30, 2006 and December 31, 2005, respectively	11,495	12,632
Other current assets	1,863	2,372

Total current assets	73,147	72,103
Property and equipment, net	2,446	2,631
Goodwill	1,272	1,272
Intangible assets, net	1,514	1,882
Other assets	881	749

Total assets	$79,260	$78,637

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$587	$944
Accrued liabilities	1,403	1,461
Accrued compensation	3,334	4,031
Deferred revenue	20,339	18,355

Total current liabilities	25,663	24,791
Shareholders’ equity:
Common stock	56,241	58,257
Additional paid-in capital	5,255	3,360
Accumulated deficit	(7,493)	(7,430)
Accumulated other comprehensive loss	(406)	(341)

Total shareholders’ equity	53,597	53,846

Total liabilities and shareholders’ equity	$79,260	$78,637

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2005. However, the consolidated balance sheet presented at December 31, 2005 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License	$7,948	$8,377	$15,079	$16,353
Maintenance	7,439	6,806	14,777	13,388

Total revenue	15,387	15,183	29,856	29,741
Cost of revenue(2):
Cost of license	61	161	176	293
Cost of maintenance	445	462	971	918
Amortization of intangible assets from acquisitions	222	222	445	445

Total cost of revenue	728	845	1,592	1,656

Gross profit	14,659	14,338	28,264	28,085
Operating expenses(2):
Research and development	5,904	6,151	12,477	12,232
Sales and marketing	6,019	5,781	12,350	11,539
General and administrative	1,862	1,693	3,986	3,224
Restructuring charge	—	—	854	—

Total operating expenses	13,785	13,625	29,667	26,995

Income (loss) from operations	874	713	(1,403)	1,090
Other income, net	699	342	1,317	614

Income (loss) before income taxes	1,573	1,055	(86)	1,704
Income tax provision (benefit)	458	134	(23)	268

Net income (loss)	$1,115	$921	$(63)	$1,436

Net income (loss) per share:
Basic net income (loss) per share	$0.04	$0.04	$(0.00)	$0.05

Shares used in basic per share calculation	26,950	26,303	26,983	26,280

Diluted net income (loss) per share	$0.04	$0.03	$(0.00)	$0.05

Shares used in diluted per share calculation	28,139	27,373	26,983	27,608

(2)	Employee stock-based compensation expense was allocated to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Cost of maintenance	$25	$—	$48	$—
Research and development	437	(4)	890	—
Sales and marketing	244	5	482	9
General and administrative	229	5	475	6

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(63)	$1,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	857	997
Stock based compensation	1,895	15
Amortization of intangible assets and capitalized software costs	473	445
Impairment of capitalized software	295	—
Changes in operating assets and liabilities:
Accounts receivable	1,137	166
Other current assets	509	482
Intangible and other assets	(32)	24
Accounts payable	(357)	(21)
Accrued liabilities	(58)	561
Accrued compensation	(697)	(597)
Deferred revenue	1,984	2,190

Net cash provided by operating activities	$5,943	$5,698

Investing activities:
Purchases of property and equipment	$(672)	$(1,084)
Purchases of short-term investments	(62,161)	(39,431)
Proceeds from maturities of short-term investments	47,925	34,100
Proceeds from sale of short-term investments	2,180
Purchase of technology	(500)	—

Net cash used in investing activities	$(13,228)	$(6,415)

Financing activities:
Proceeds from sale of common stock	$1,945	$2,580
Repurchases of common stock	(3,961)	(3,354)

Net cash used in financing activities	$(2,016)	$(774)

Effect of exchange rate changes on cash	$(23)	$160

Net decrease in cash and cash equivalents	$(9,324)	$(1,331)
Cash and cash equivalents at beginning of period	13,941	9,247

Cash and cash equivalents at end of period	$4,617	$7,916

Supplemental disclosure of cash flow information
Cash paid for taxes	$217	$79

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2006 and the statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. The consolidated balance sheet information as of December 31, 2005 was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts reported in the consolidated financial statements as of June 30, 2005 have been reclassified to conform to the current period presentation.

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

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable, and

•	collection of the fee is probable.

We license our software products under perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue through distributors, original equipment manufacturers (“OEM”).

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance. For larger value contracts, in the second quarter of 2006 we began to incorporate substantive contractual maintenance renewal rates into our agreements at a consistent percentage of the net license fee paid, which establishes VSOE of the fair value of maintenance. Periodically, we perform an analysis to validate the accuracy of our VSOE.

We also offer two and three year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses, as VSOE of the fair value of maintenance is established in the same manner as perpetual license maintenance.

Additionally, we sell time-based licenses to use our software products. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

In addition, we periodically sell our products to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements, straight-line over the maintenance period. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

In 2006, we have also entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs products. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. For the customization services, we have been able to make dependable estimates of progress towards completion. Thus, we recognize revenue from these arrangements straight-line over the longer period of maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis.

Revenue recognized from these development agreements represented less than 10% of total revenue for the three and six months ended June 30, 2006 and years 2005 and 2004 and was recorded in license revenue.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

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

Goodwill, Intangible Assets and Capitalized Software Costs

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Our intangibles assets are being amortized using the straight-line method over the estimated useful life of five years.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the structured/platform ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products during the three months ended March 31, 2006 in the amount of $295,000. See restructuring paragraph below.

Restructuring Charges

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC and ASIC synthesis markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive we had positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring activity for the six months ended June 30, 2006 was as follows:

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impairments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at June 30, 2006
(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands, except per share data)
Net Income (loss)	$1,115	$921	$(63)	$1,436

Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	26,950	26,303	26,983	26,280

Basic net income (loss) per common share	$0.04	$0.04	$(0.00)	$0.05

Diluted weighted-average shares:
Basic shares (per above)	26,950	26,303	26,983	26,280
Effect of dilutive stock options	1,189	1,070	—	1,328

Weighted-average shares used in computing diluted net income (loss) per share	28,139	27,373	26,983	27,608

Diluted net income (loss) per common share	$0.04	$0.03	$(0.00)	$0.05

Weighted average options outstanding to purchase 2,076,926 and 3,129,693 shares of common stock for the three and six months ended June 30, 2006, respectively and weighted average options outstanding to purchase 3,114,348 and 2,715,211 shares of common stock for the three and six months ended June 30, 2005, respectively were excluded from the calculation of diluted net income (loss) per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options. Stock options are generally time-based, vesting over a 4-year vesting period with a 25% cliff vest after one year and monthly thereafter for new employees. For existing employees the options vest monthly upon grant issuance. All options expire 10 years from the grant date. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock on the purchase date decreases below the previous offering period price in the current plan, that ESPP plan is reset to the lower price. As of June 30, 2006, we had approximately 12.9 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On January 1, 2006, we adopted the provisions Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Employee stock-based compensation expense was allocated to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Cost of maintenance	$25	$—	$48	$—
Research and development	437	(4)	890	—
Sales and marketing	244	5	482	9
General and administrative	229	5	475	6

Total stock-based compensation	$935	$6	$1,895	$15

Net cash proceeds from the exercise of stock options were $546,000 and $1.3 million for the three and six months ended June 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, we applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the pro forma information regarding net income (loss) effect and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
(in thousands, except per share data)
Net income, as reported	$921	$1,436
Add: Stock-based employee compensation expense included in reported net income	6	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,483)	(2,663)

Pro forma net loss	$(556)	$(1,212)

Basic net income (loss) per share:
As reported	$0.04	$0.05

Pro forma	$(0.02)	$(0.05)

Diluted net income (loss) per share:
As reported	$0.03	$0.05

Pro forma	$(0.02)	$(0.05)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005, respectively:

	Stock Options Three Months Ended June 30,			Stock Purchase Plan Three Months Ended June 30,
	2006		2005	2006	2005
	Officers and Directors	All other employees	All employees and Directors	All employees and Directors
Expected life (in years)	4.0	3.0	4.5	0.5-2.0	1
Interest rate	5.21%	5.24%	4.08%	5.27-5.36%	2.0%
Volatility	0.56	0.51	0.59	0.45-0.49	0.84
Dividend yield	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$3.14	$2.57	$3.08	$2.13	$2.08

	Stock Options Six Months Ended June 30,			Stock Purchase Plan Six Months Ended June 30,
	2006		2005	2006	2005
	Officers and Directors	All other employees	All employees and Directors	All employees and Directors
Expected life (in years)	4.0	3.0	4.5	0.5-2.0	1
Interest rate	4.99%	4.95%	4.03%	5.27-5.36%	2.0%
Volatility	0.58	0.57	0.65	0.45-0.49	0.84
Dividend yield	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$3.85	$2.96	$3.23	$2.13	$2.08

Our computation of expected volatility for the three and six months ended June 30, 2006 and 2005 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,205,801	$6.08		$15,970
Grants	173,600	$7.43
Exercises	307,548	$4.17
Forfeitures or expirations	457,330	$7.51

Outstanding at June 30, 2006	6,614,523	$6.11	6.43	$(1,586)

Ending vested and expected to vest at June 30, 2006	6,350,702	$6.13	6.17	$(1,628)
Exercisable and vested at June 30, 2006	4,394,309	$6.37	5.42	$(2,217)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our the three months ended June 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $284,000 and $946,000 for the three and six months ended June 30, 2006, respectively. Total fair value of options vested was $8.1 million and $8.7 million for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, $6.2 million of total unrecognized compensation cost related to stock options was expected to be recognized as follows:

	Estimated
	Remainder of 2006	2007	2008	2009
(in thousands)
Amortization of stock based compensation expense	$1,409	$2,469	$1,680	$603

Guarantees

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license and maintenance fees or to provide a fix, patch, work-around or replacement of the software.

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of June 30, 2006.

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

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Net income (loss)	$1,115	$921	$(63)	$1,436
Foreign currency translation adjustments	(39)	73	(23)	160
Unrealized gain (loss) on available for sale investments, net of tax	(12)	7	(42)	9

Comprehensive income (loss)	$1,064	$1,001	$(128)	$1,605

Note 3. Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depends on market conditions. From inception of the program to the expiration of the program in May 2006, we repurchased a total of 576,042 shares at an average price of $6.61, including 116,973 shares at an average price of $6.63 per share and 381,216 shares at an average price of $6.91 per share for the three and six months ended June 30, 2006, respectively.

In May 2006, our Board of Directors approved the extension of the repurchase program for an additional one million shares over a 12-month period. The program, as extended, has the same provisions of the plan discussed in the preceding paragraph. From inception of the May 2006 program to June 30, 2006, we have repurchased a total of 202,942 shares at an average price of $6.53.

In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. Repurchased shares of our common stock are no longer deemed outstanding.

Note 4. Intangible Assets and Goodwill

The following summarizes our intangible assets as of June 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Intangible assets subject to amortization :
Existing technology	$3,500	$(2,693)	$807
Core technology	750	(583)	167
Maintenance agreements and related relationships	200	(160)	40

	$4,450	$(3,436)	$1,014

Amortization of intangible assets reflects the intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets are expensed over five-year useful lives. To date, we have not recognized any impairment losses on goodwill.

The following summarizes our actual amortization of intangibles for the six months ended June 30, 2006 and 2005 and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Six Months Ended June 30,		Remainder of 2006	2007
	2005	2006
(in thousands)
Amortization of intangible assets from acquisitions	$445	$445	$445	$569

Note 5. Capitalized Software Costs

The following summarizes our capitalized software assets as of June 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Capitalized software costs subject to amortization:
Capitalized software development costs (three to five year useful lives)	$644	$(44)	$600
Impairment of capitalized software development cost:
Capitalized software cost	295	(295)	—
Capitalized development cost for the first quarter of 2006	40	(40)	—

	$979	$(379)	$600

Amortization of capitalized software development costs reflects the assets acquired as part of our purchases of technology for use in our products and expensed over their useful lives, which is generally three to five-years. In March 2006, we exited the structured/platform ASIC and ASIC synthesis markets and we recorded a write-off in the three months ended March 31, 2006 in accordance with SFAS 86 for certain capitalized software development costs to their net realizable value relating to technology to be incorporated into future versions of our ASIC products.

The following summarizes our actual amortization expense for the six months ended June 30, 2006 and 2005 and estimated amortization expense related to the above capitalized software assets:

	Actual		Estimated
	Six Months Ended June 30,		Remainder of 2006	2007	2008	2009	2010	2011
	2005	2006
(in thousands)
Amortization of capitalized software development cost (in cost of license)	$—	$30	$79	$158	$113	$100	$100	$50

Note 6. Income Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Income (loss) before income taxes	$1,573	$1,055	$(86)	$1,704
Income tax provision (benefit)	$458	$134	$(23)	$268
Effective tax rate	29.1%	12.7%	26.7%	15.7%

The provision for income taxes for the three months ended June 30, 2006 of $458,000 related principally to the federal alternative minimum tax and tax on the earnings of certain foreign subsidiaries. The provision for income taxes for the six months ended June 30, 2006 included a net tax benefit of $23,000 from the $481,000 benefit recorded in the three months ended March 31, 2006, and the $458,000 expense generated in the three months ended June 30, 2006, related principally to the federal alternative minimum tax and tax on the earnings of certain foreign subsidiaries. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and six months ended June 30, 2006 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax loss carryforwards and credits that are allowable under the federal alternative minimum tax computations.

Tax Effects of Stock Awards. In November 2005, the FASB issued Financial Statement Position (“FSP”) No.123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company expects to make such election by the end of the current year.

Note 7. Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore we will adopt for our year ending December 31, 2007. The cumulative effect of the interpretation’s adoption will be an adjustment to beginning retained earnings in the adoption year. We are currently evaluating the financial statements impact of FIN 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the consolidated financial statements included in this Quarterly Report, the statements under “Three and Six Months Ended June 30, 2006 and 2005—Income Taxes” regarding federal net operating income (loss) and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors”. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our geographic revenue distribution for the three and six months ended June 30, 2006, respectively, was approximately 54% and 55% from North America, 14% and 17% from Japan, 20% and 19% from Europe and 13% and 10% from the rest of Asia.

Our products include the following:

FPGA Solutions:

•	Synplify and Synplify Pro: In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results.

•	Synplify Premier: Introduced in October 2005, Synplify Premier builds upon our innovative synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices.

•	Identify: In November 2002, we acquired an RTL debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly within their RTL source code during chip operation.

•	In the three and six months ended June 30, 2006 and years ended December 31, 2005 and 2004, revenue from our FPGA product line accounted for 85%, 82%, 81% and 83% of total revenue, respectively.

DSP Solution:

•	Synplify DSP: In July 2004, we introduced, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In the three and six months ended June 30, 2006 and years ended December 31, 2005 and 2004, revenue from our DSP product line accounted for 1%, 1%, 1% and less than 1% of total revenue, respectively.

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

•	Synplify ASIC: In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. This product offers fast runtimes, high design capacity and produces circuits that are typically smaller than competing solutions. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify RapidChip: Our first physical synthesis product was released in December 2003, optimized specifically for LSI Logic’s new platform ASIC device called RapidChip. The Amplify RapidChip product is a customized physical synthesis product that uniquely and optimally targets LSI Logic’s RapidChip architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify ISSP: Our second physical synthesis product was released in May 2004, optimized specifically for NEC Electronics’ ISSP. The Amplify ISSP product is a customized physical synthesis product that uniquely and optimally targets NEC Electronics’ ISSP architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify AccelArray: Our third physical synthesis product was released in June 2005, optimized specifically for Fujitsu Microelectronics’ AccelArray product. Developed in close co-operation with Fujitsu Microelectronics, Amplify AccelArray is a customized physical synthesis product that uniquely and optimally targets Fujitsu Microelectronics’ AccrelArray architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	In the three and six months ended June 30, 2006 and years ended December 31, 2005 and 2004, revenue from our structured/platform ASIC and ASIC synthesis product lines accounted for 7%, 10%, 11%, 12% of total revenue.

ASIC Prototyping Solution:

•	Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In the three and six months ended June 30, 2006 and years ended December 31, 2005 and 2004, revenue from our ASIC prototyping product line accounted for 7%, 7%, 7% and 5% of total revenue, respectively.

Second Quarter 2006 Financial Highlights

For the second quarter of 2006, revenue increased compared to the second quarter of 2005; however license revenue decreased due to the significant reduction of ASIC development revenue resulting from our exit from the structured/platform ASIC and ASIC synthesis markets. Maintenance revenue increased over the same quarter last year, due to new license sales, a number of customers who returned to active maintenance and strong overall maintenance renewal rates. Operating income increased in the second quarter of 2006 compared to same period last year. Our second quarter of 2006 operating income included stock based compensation of $935,000 compared to $6,000 in the three months ended June 30, 2005. Financial highlights for the three months ended June 30, 2006 were:

•	Total revenue for the three months ended June 30, 2006 was $15.4 million, a 1% increase from $15.2 million for the three months ended June 30, 2005

•	License revenue for the three months ended June 30, 2006 was $7.9 million, a 6% decrease from $8.4 million for the three months ended June 30, 2005

•	Maintenance revenue for the three months ended June 30, 2006 was $7.4 million, a 9% increase from $6.8 million for the three months ended June 30, 2005

•	Net income for the three months ended June 30, 2006 was $1.1 million compared to net income of $921,000 for the three months ended June 30, 2005. Included in the 2006 net income were stock-based compensation of $935,000 and a tax provision of $458,000.

•	Net income per share for the three months ended June 30, 2006 was $0.04 compared to a $0.03 net income per share for the three months ended June 30, 2005

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

Revenue Recognition

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer,

•	delivery of the product and license key has occurred,

•	the fee is fixed or determinable, and

•	collection of the fee is probable.

We license our software products under perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue through distributors, original equipment manufacturers (“OEM”).

For each sale of a perpetual license, the first year of maintenance is generally sold with the license. Perpetual license revenue is recognized upon delivery of the product. Maintenance revenue is recognized on a straight-line basis over the maintenance period since customers under maintenance agreements receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the perpetual license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance. For larger value contracts, in the second quarter of 2006 we began to incorporate substantive contractual maintenance renewal rates into our agreements at a consistent percentage of the net license fee paid, which establishes VSOE of the fair value of maintenance. Periodically, we perform an analysis to validate the accuracy of our VSOE.

We also offer two and three year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following years. Revenue from term licenses is recognized in the same manner as revenue from perpetual licenses, as VSOE of the fair value of maintenance is established in the same manner as perpetual license maintenance.

Additionally, we sell time-based licenses to use our software products. Time-based licenses include maintenance services for the duration of their respective terms. Revenue from time-based licenses is recognized on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when the distributor has resold the product to an end user and either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor.

In addition, we periodically sell our products to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on straight-line over the maintenance period. For financial reporting purposes, revenue is allocated between license and maintenance revenue in similar proportion to perpetual license transactions.

In 2006, we have also entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs products. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. For the customization services, we have been able to make dependable estimates of progress towards completion. Thus, we recognize revenue from these arrangements straight-line over the longer period of maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis.

Revenue recognized from these development agreements represented less than 10% of total revenue for the three and six months ended June 30, 2006 and years 2005 and 2004 and was recorded in license revenue.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

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

Goodwill, Intangible Assets and Capitalized Software Costs

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Our intangibles assets are being amortized using the straight-line method over the estimated useful life of five years.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the structured/platform ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products during the three months ended March 31,2006 in the amount of $295,000. See restructuring charges paragraph discussed in the section below.

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

Expected Stock Price Volatility - The Company’s computation of expected volatility is based on historical volatility for the expected term of the options.

Expected Term of Option - The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Dividend Yield - The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Risk Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

See Note 1 to the consolidated financial statements for a further discussion on stock-based compensation.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2006 with the three and six months ended June 30, 2005. There can be no assurance that our historical operating results are indicative of our future results.

Three and Six Months Ended June 30, 2006 and 2005

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Revenue	$15.4	$15.2	$0.2	1%	$29.9	$29.7	$0.2	1%

For the three months ended June 30, 2006, total revenue increased 1% from the three months ended June 30, 2005. License revenue decreased 6%, while maintenance revenue increased 9% in 2006 from the three months ended June 30, 2005.

For the six months ended June 30, 2006, total revenue increased 1% from the six months ended June 30, 2005. License revenue decreased 8% and maintenance revenue increased 10% in 2006 from the six months ended June 30, 2005.

While we would expect total revenue to increase in 2006 compared to 2005, there are a number of factors that could negatively affect the anticipated outcome, including but not limited to the following:

•	availability of new products and upgrades;

•	the acceptance of these new offerings to our customers;

•	performance of our sales force;

•	economic health and markets of our customer base; and

•	in the case of maintenance, the decisions made by our customers to purchase or renew maintenance contracts.

License revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
License revenue	$7.9	$8.4	$(0.5)	(6)%	$15.1	$16.4	$(1.3)	(8)%
As a percentage of total revenue	51%	55%			51%	55%

For the three months ended June 30, 2006, license revenue decreased 6%, or $429,000, from the three months ended June 30, 2005 principally due to ASIC development revenue in 2006. Revenue from the structured/platform ASIC and ASIC synthesis product lines decreased 38% from the three months ended June 30, 2005 and was 10% of license revenue. Revenue from the ASIC Prototyping product line also decreased

17% from the three months ended June 30, 2005 and was 8% of license revenue. Revenue from the FPGA product line increased 2% from the three months ended June 30, 2005 and represented 80% of the license revenue. Revenue from the DSP product line increased 87% from the three months ended June 30, 2005 and was 2% of license revenue.

For the six months ended June 30, 2006, license revenue decreased 8%, or $1.3 million, from the six months ended June 30, 2005. Revenue from the ASIC Prototyping product line decreased 23% from the six months ended June 30, 2005 and was 8% of license revenue. Revenue from the structured/platform ASIC and ASIC synthesis product lines decreased 10% from the six months ended June 30, 2005 and represented 14% of the license revenue. FPGA product line revenue decreased 7% from the six months ended June 30, 2005 and was 76% of license revenue. Revenue from the DSP product line increased 119% from the six months ended June 30, 2005 but was only 2% of license revenue.

Maintenance revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Maintenance revenue	$7.4	$6.8	$0.6	9%	$14.8	$13.4	$1.4	10%
As a percentage of total revenue	49%	45%			49%	45%

For the three months ended June 30, 2006, maintenance revenue increased 9%, or $633,000, from the three months ended June 30, 2005, primarily from the FPGA product line increase of 9%, or approximately $530,000. Revenue from the Synplify DSP quadrupled on a percentage basis; however, the dollar impact was approximately $50,000. In addition, revenue also increased 15%, or approximately $55,000 in ASIC Prototyping for the three months ended June 30, 2006 from the three months ended June 30, 2005. Maintenance revenue from the structured/platform ASIC and ASIC synthesis product line was 1% lower, or approximately $5,000, from the three months ended June 30, 2005.

For the six months ended June 30, 2006, maintenance revenue increased 10%, or $1.4 million, from the six months ended June 30, 2005. FPGA product line maintenance revenue increased 10%, or $1.2 million. Revenue from the Synplify DSP increased approximately $100,000. In addition, ASIC Prototyping maintenance revenue also increased 18%, or approximately $120,000 from the six months ended June 30, 2005. Revenue from the structured/platform ASIC and ASIC synthesis product line decreased approximately $10,000 due to our exit in March 2006.

Cost of revenue

Cost of license revenue. Cost of license revenue includes engineering costs directly associated with our custom software development service contracts, royalties, product packaging costs, software documentation, amortization of capitalized software development costs and other costs associated with shipping.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Cost of license revenue	$61	$161	$(100)	(62)%	$176	$293	$(117)	(40)%
As a percent of license revenue	1%	2%			1%	2%
As a percent of total revenue	0%	1%			1%	1%

For the three months ended June 30, 2006, cost of license revenue decreased 62% from the three months ended June 30, 2005 as a result of a reduction in overall expense associated with development work. The cost of license revenue also included minimal amortization of capitalized software development costs.

For the six months ended June 30, 2006, cost of license revenue decreased 40% from the six months ended June 30, 2005 as a result of less overall expense associated with software development work. The cost of license revenue also included minimal amortization of capitalized software development costs.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel, stock-based compensation and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Cost of maintenance revenue	$445	$462	$(17)	(4)%	$971	$918	$53	6%
As a percent of maintenance revenue	6%	7%			7%	7%
As a percent of total revenue	3%	3%			3%	3%
Stock-based compensation	$25	$—			$48	$—
Stock-based compensation as a percent of cost of maintenance revenue	6%	0%			5%	0%

For the three months ended June 30, 2006, cost of maintenance revenue decreased from the three months ended June 30, 2005, due to lower compensation cost as a result of the March 2006 restructuring, offset by an increase in stock-based compensation expense and an increase in our percentage allocation from research and development to cost of maintenance revenue based on our annual estimate of engineering time required for customer support.

For the six months ended June 30, 2006, cost of maintenance revenue increased from the six months ended June 30, 2005, primarily due to an increase in stock-based compensation expense and an increase in our percentage allocation from research and development to cost of maintenance revenue in the six months ended June 30, 2006.

Amortization of intangible assets. Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets are expensed over three to five-year useful lives.

The following summarizes our actual and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Six Months Ended June 30,		Remainder of 2006	2007	2008
	2005	2006
(in thousands)
Amortization of intangible assets from acquisitions	$445	$445	$445	$569	$—

To date, we have not recognized any impairment losses on goodwill.

Operating expenses

Research and development. Research and development expenses include compensation and related expenses, stock-based compensation, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Research and development	$5.9	$6.2	$(0.3)	(5)%	$12.5	$12.2	$0.3	2%
As a percent of total revenue	38%	41%			42%	41%
Stock-based compensation	$0.4	$—			$0.9	$—
Stock-based compensation as a percent of research and development expense	7%	0%			7%	0%

For the three months ended June 30, 2006, research and development expenses decreased 5% from the three months ended June 30, 2005, which was primarily due to lower compensation cost resulting from the restructuring in March 2006 and lower overhead allocation. These decreases were partially offset by stock-based compensation expense, and increased equipment and software expense.

For the six months ended June 30, 2006, research and development expenses increased 2% from the six months ended June 30, 2005, which was primarily attributable to stock-based compensation expense, travel expenses and the lower allocation of expenses from research and development expenses to cost of license for customized software development work, partially offset by lower compensation costs due to the March 2006 restructuring.

Sales and marketing. Sales and marketing expenses include compensation, commissions and related expenses, promotional activities, stock-based compensation, tradeshows, seminars, and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in million, except percentages)
Sales and marketing	$6.0	$5.8	$0.2	3%	$12.4	$11.5	$0.9	8%
As a percent of total revenue	39%	38%			41%	39%
Stock-based compensation	$0.2	$—			$0.5	$—
Stock-based compensation as a percent sales and marketing expense	3%	0%			4%	0%

For the three months ended June 30, 2006, sales and marketing expenses increased 3% compared to the three months ended June 30, 2005, due to stock-based compensation expense, salary increases, and increased commission expense from higher commissionable revenue. These increases were partially offset by the timing difference in 2006 for expenses incurred for the Design Automation Conference (“DAC”) held in the third quarter of 2006 compared to the second quarter of 2005.

For the six months ended June 30, 2006, sales and marketing expenses increased 8% compared to the six months ended June 30, 2005, due to stock-based compensation expense, salary increases and increased commission expense from higher commissionable revenue. Expenses were also higher in 2006 due to the internal sales conference in 2006, not held in 2005. These increase were partially offset by the timing difference in 2006 for expenses incurred for the DAC held in the third quarter of 2006 compared to the second quarter of 2005.

General and administrative. General and administrative expenses include compensation and related expenses, accounting and legal expenses, stock-based compensation, outside services, and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
General and administrative	$1.9	$1.7	$0.2	12%	$4.0	$3.2	$0.8	25%
As a percent of total revenue	12%	11%			13%	11%
Stock-based compensation	$0.2	$—			$0.5	$—
Stock-based compensation as a percent general and administrative expense	11%	0%			13%	0%

For the three months ended June 30, 2006, general and administrative expenses increased 12% compared to the three months ended June 30, 2005, due to stock-based compensation expense, salary increases, recruiter fees, and consultant services. These increases were partially offset by a decrease in legal fees, and a lower bad debt reserve.

For the six months ended June 30, 2006, general and administrative expenses increased 25% compared to the six months ended June 30, 2005, due to stock-based compensation expense, consulting services and recruiting expenses. These increases were partially offset by lower legal fees.

Stock-based compensation. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on two stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to October 12, 2000, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Restructuring charge. In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC and ASIC synthesis markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring activity for the six months ended June 30, 2006 was as follows:

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impairments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at June 30, 2006
(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

Other income, net. Other income, net includes interest income earned on cash and investments. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date. These increases were primarily due to higher interest rates on a higher level of investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Other income, net	$699	$342	$357	104%	$1,317	$614	$703	114%
As a percent of total revenue	5%	2%			4%	2%

Income Taxes. We recorded a provision for income taxes of $458,000 and benefit of $23,000 for the three and six months ended June 30, 2006, respectively, and provision of $134,000 and $268,000 for the three and six months ended June 30, 2005, respectively. For the three months and six months ended June 30, 2006, the provision (benefit) for income taxes was based on our annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the usage of tax loss carryforwards or credits that result in federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax loss carryforwards and credits that are allowable under the federal alternative minimum tax computations.

The income tax provision (benefit) for the three and six months ended June 30, 2006 consisted of federal alternative minimum tax, state and foreign taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ change	2006	2005	$ change
(in thousands)
Income tax provision (benefit)	$458	$134	$324	$(23)	$268	$(291)

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $4.6 million, short-term investments of $55.2 million, an accumulated deficit of $7.5 million and working capital of $47.5 million. Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2006, compared to $5.7 million for the six months ended June 30, 2005, primarily due to increased non-cash stock-based compensation and accounts receivable, partially offset by a decrease in accrued compensation payable at June 30, 2006.

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2006, compared to $6.4 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, cash used in investing activities was primarily for the purchases of short-term investments, software and computer equipment, offset by maturities of short-term investments. For the six months ended June 30, 2005, cash used in investing activities was mainly for purchases of computer equipment offset by investment maturities net of investment purchases.

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2006, compared to $774,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, net cash used in financing activities was for repurchases of common stock under our stock repurchase program, offset by the sale of common stock to employees. Our future liquidity and capital requirements will depend on numerous factors, including:

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

We believe that our cash and short-term investments balance of $59.8 million as of June 30, 2006 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 7 of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States, Turkey and India and sell those products primarily in North America, Europe and Japan. Our revenue from sales outside North America represented approximately

46% and 45% of our total revenue in the three and six months ended June 30, 2006, respectively, and 43% and 42% of our total revenue in the years ended December 31, 2005 and 2004, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations and to date, have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of June 30, 2006, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2006, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of June 30, 2006, our cash equivalents consisted of money market funds, and commercial paper and our short-term investments consisted of U.S. government agency notes, corporate notes, certificates of deposit, commercial paper, and bankers’ acceptance.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors Affecting Future Operating Results

Risks Relating to Business

We have relied and expect to continue to rely on sales of our Synplify Pro and Synplify Premier product for a substantial portion of our license revenue and a decline in sales of this product could cause our license revenue to decline.

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our recent exit from the structured/platform ASIC and ASIC synthesis markets, our dependence on Synplify Pro and Synplify Premier has increased. License revenue from our Synplify Pro product accounted for 48%, 49% and 48%, of our total license revenue in the six months ended June 30, 2006 and in the years ended December 31, 2005 and 2004, respectively. We expect that revenue from this product will continue to account for a significant share of our license revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our license revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

•	overall market conditions, including an economic downturn in both domestic and foreign markets;

•	performance, quality and total cost of our software products relative to other logic synthesis products for FPGAs, including those offered at little or no cost by FPGA manufacturers;

•	quality and performance of our sales teams in individual geographic locations;

•	growth, changing technological requirements and degree of competition in the programmable semiconductor market, particularly with respect to FPGAs; and

•	maintenance and enhancement of our existing relationships with leading manufacturers of FPGAs, who may provide us advance information or detailed data about their FPGAs and software.

Our exit from the structured/platform ASIC and ASIC synthesis markets will have a negative effect on revenue in 2006 and future periods.

Our exit from the structured/platform ASIC and ASIC synthesis markets will have an adverse affect on future license and maintenance revenue. The total revenue generated from this product line was 8% of total revenue for the six months ended June 30, 2006 and in the years ended December 31, 2005 and 2004. As we wind down the structured/platform ASIC and ASIC synthesis product line, we will sell few new licenses and will provide a reduced level support to our ASIC customers, resulting in reduced license and maintenance revenue.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled.

We rely on sales of additional licenses to our existing customers, as well as annual maintenance contract renewals for our products. Additional license sales to our existing customers represented 77%, 79% and 78% of our sales in the six months ended June 30, 2006, and in the years ended December 31, 2005 and 2004, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 8% of our revenue in the six months ended June 30, 2006, 7% of our revenue in 2005 and 8% of our revenue in 2004. If these agreements were canceled or not renewed, our revenue could decline.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies.

FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors’ products. For example, both Altera and Xilinx provide synthesis products that are competitive with our Synplify, Synplify Pro and Synplify Premier products and that may adversely impact the price and market for our FPGA synthesis products and harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. An increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business. In particular, a greater improvement in the quality of results of vendor supplied synthesis tools compared to our tools may result in reduced demand for our products.

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

Our sales and operating results have in the past been, and may in the future be, negatively impacted by deteriorating economic conditions in the United States and other major countries in which we operate.

Although revenue has increased in our United States operations in 2004 and 2005 and the six months ended June 30, 2006, we have in the past experienced negative effects from economic downturns in the United States and other countries. As recently as 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

We may not succeed in continuing to develop, market and sell new or enhanced commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result.

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

As we enter into development agreements with semiconductor manufacturers for our products, our revenue could become more unpredictable.

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

Our revenue may decline if other vendors’ products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

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

We may not be able to effectively compete against other providers of products used to design FPGAs as a result of their greater financial resources, product offerings and distribution channels, which could cause our sales to decline.

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all of the steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Cadence, Synopsys, Mentor Graphics and Magma, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products.

Larger semiconductor design software vendors, such as Cadence, Synopsys, Mentor Graphics and Magma, may acquire or establish cooperative relationships with other companies that may offer or develop competitive products. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate, as evidenced by the acquisitions of Nassda Corporation by Synopsys and Verisity Ltd. by Cadence in 2005. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

Significant errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

Because our logic synthesis, physical synthesis and verification products are complex, our products could fail to perform as anticipated or produce semiconductors that contain errors which go undetected at any point in the customers’ design cycle. While we continually test our products for errors and work with users through our customer support service organization to identify and correct errors in our software and other product problems, errors in our products may be found in the future. Although a number of these errors may prove to be immaterial, many of these errors could be significant. The detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	delays in shipping dates for our products;

•	diversion of development resources from new products to fix errors in existing products;

•	damage to our reputation;

•	costs of corrective actions or returns of defective products;

•	reduction in rates of maintenance renewals; and

•	product liability claims or damage awards.

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

We may not be successful in integrating the businesses or technologies that we may acquire, or the expected benefits may not be realized as projected.

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

We rely on the services of key personnel, particularly those in our engineering and sales organizations whose knowledge of our business and technical expertise would be difficult to replace, and turnover or other personnel issues in those organizations could negatively impact our revenue.

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

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights.

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of June 30, 2006 had issued or allowed approximately 37 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Risks Relating to an Investment in Our Common Stock

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality.

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

We had net loss of $63,000 in the six months ended June 30, 2006, which included a restructuring charge of $854,000. Although we had net income of $6.6 million and $2.2 million in the years ended December 31, 2005 and 2004, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

Investors may be unable to compare our results after January 1, 2006 with our results in prior periods due to stock-based compensation expense which may cause our stock price to fall.

Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No.123R, Share Based Payments (“SFAS 123R”), which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share will be materially adversely affected, and we may not be profitable on a GAAP basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of FAS 123R. Although we are providing some information to assist investors to understand the impact of FAS 123R, investors may rely solely on our GAAP results and believe our results are worse than comparable prior periods and our stock price may fall.

As a result of our adoption of FAS 123R, which requires us to expense all share-based payments awards in our income statement, our net income and earnings per share are adversely affected.

On January 1, 2006, we adopted the provisions of FAS 123R, Share-Based Payments, which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including stock options and employee stock purchase plans. The recognition of stock-based compensation expenses in our income statement materially adversely affects our net income and earnings per share, which could negatively impact our stock price. In addition, our effective tax rate is adversely affected as a result of the adoption of FAS 123R since the underlying tax benefit is limited to option exercises associated with non-qualified options and disqualifying dispositions of shares acquired through incentive stock options. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards impacts all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.

Changes in our stock-based compensation policy could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123R, we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for future stock-based compensation awards, we intend to reduce the total number of options available for grant to employees and the pool of employees that is eligible to receive share-based awards. We cannot determine how these changes in our stock-based compensation policy, which were effective as of the third quarter of 2006, will impact our hiring and retention of employees. In addition, any decline in our stock price would diminish the value of our stock-based compensation awards, potentially making it more difficult to hire and retain employees. Finally, if the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.

If we experience an increase in the length of our sales cycle, our quarterly operating results could become more unpredictable and our stock price may decline as a result.

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

Our officers and persons affiliated with our directors hold a substantial portion of our stock and could reject mergers or other business combinations that shareholders may believe to be desirable.

As of June 30, 2006, our directors, officers and individuals or entities affiliated with our directors owned approximately 43% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $4.05 during the 24 months ended June 30, 2006. This market volatility, as well as current or future environmental, general economic, market or political conditions including; recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Other risks

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award.

Although we have not been subject to infringement litigation in the past, substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. Our exit from the structured/platform ASIC and ASIC synthesis markets may subject us to litigation, although we are unaware of any litigation at this time. We expect that logic synthesis, physical synthesis and verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	result in costly litigation and/or damage awards;

•	be time consuming to defend;

•	divert our management’s attention and resources;

•	cause product shipment delays; and

•	require us to seek to enter into royalty or licensing agreements.

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

As we continue to expand our international operations, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks.

Customers outside North America accounted for approximately 46% and 45% for the three and six months ended June 30, 2006, respectively, and 43% and 42% of our total revenue in the years ended December 31, 2005 and 2004, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

We have offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Finland, Japan, Korea, Taiwan, the People’s Republic of China and Turkey. We also rely on indirect sales in some areas of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Although we have increased our international sales activities, we still have limited experience in marketing and directly selling our products internationally. Our international operations may be subject to other risks, including:

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

Modifications to our effective tax rates or government reviews of our tax returns could affect our results of operations.

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

Corporate governance regulations have recently increased our costs and may further increase our costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
April 1, 2006 through April 30, 2006	—	$—	—	540,931
May 1, 2006 through May 31, 2006 (A) (1) (2)	219,915	$6.60	219,915	1,321,016
June 1, 2006 through June 30, 2006 (A) (2)	100,000	$6.49	100,000	1,221,016

Total	319,915	$6.78	319,915	1,221,016

(A)	In May 2006, our Board of Directors approved the extension of stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchase and the exact number of shares to be purchased will depend on market conditions.
(1)	Authorized under the May 2005 plan
(2)	Authorized under the May 2006 plan

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Shareholders on May 22, 2005 in Sunnyvale, California. Of the 26,997,184 shares of our capital stock entitled to vote at the meeting, 23,443,024 shares were present in person or by proxy. Two proposals were submitted to the shareholders for action or approval and the following are the results:

Proposal I - A proposal to elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until their earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Prabhu Goel	23,093,004	350,020	N/A
Kenneth S. McElvain	23,243,574	199,450	N/A
Gary Meyers	23,230,368	212,656	N/A
Dennis Segers	23,264,354	178,670	N/A
Scott J. Stallard	23,264,354	178,670	N/A
Thomas Weatherford	23,092,714	350,310	N/A
Alisa Yaffa	23,028,999	414,025	N/A

Proposal II – A proposal to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
23,343,032	70,297	29,695

Proposal III – A proposal to transact any business before the Annual Meeting including any motion to adjourn to a later date to permit further solicitation of proxies.

For	Against	Abstain
20,695,485	2,336,408	413,131

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: August 9, 2006	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ John J. Hanlon
Date: August 9, 2006	Name:	John J. Hanlon
	Title:	Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002