Form 10-Q
period 2006-09-30
SYNPLICITY INC
filed 2006-11-09
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the registrant had 26,918,261 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005 (1)
	(unaudited)
Assets:
Current assets:
Cash, cash equivalents	$9,659	$13,941
Short-term investments	53,364	43,158
Accounts receivable, net of allowances of $96 and $128 at September 30, 2006 and December 31, 2005, respectively	9,549	12,632
Other current assets	1,656	2,372

Total current assets	74,228	72,103
Property and equipment, net	2,516	2,631
Goodwill	1,272	1,272
Intangible assets, net	1,283	1,882
Other assets	1,019	749

Total assets	$80,318	$78,637

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,566	$944
Accrued liabilities	1,229	1,461
Accrued compensation	3,917	4,031
Deferred revenue	18,293	18,355

Total current liabilities	25,005	24,791
Shareholders’ equity:
Common stock	55,296	58,257
Additional paid-in capital	6,202	3,360
Accumulated deficit	(5,848)	(7,430)
Accumulated other comprehensive loss	(337)	(341)

Total shareholders’ equity	55,313	53,846

Total liabilities and shareholders’ equity	$80,318	$78,637

(1)	Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2005. However, the condensed consolidated balance sheet presented at December 31, 2005 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License	$5,071	$5,160	$12,518	$14,353
Maintenance	6,865	6,447	20,321	18,654
Bundled license and services	4,334	4,288	13,287	12,629

Total revenue	16,270	15,895	46,126	45,636
Cost of revenue(2):
Cost of license	80	52	209	158
Cost of maintenance	396	391	1,280	1,227
Cost of bundled license and services	65	169	199	438
Amortization of intangible assets from acquisitions	223	223	668	668

Total cost of revenue	764	835	2,356	2,491

Gross profit	15,506	15,060	43,770	43,145
Operating expenses(2):
Research and development	5,658	6,021	18,135	18,253
Sales and marketing	6,373	5,502	18,723	17,032
General and administrative	1,944	1,500	5,930	4,733
Restructuring charge	—	—	854	—

Total operating expenses	13,975	13,023	43,642	40,018

Income from operations	1,531	2,037	128	3,127
Other income, net	745	436	2,062	1,050

Income before income taxes	2,276	2,473	2,190	4,177
Income tax provision (benefit)	631	(27)	608	241

Net income	$1,645	$2,500	$1,582	$3,936

Net income per share:
Basic net income per share	$0.06	$0.09	$0.06	$0.15

Shares used in basic per share calculation	26,790	26,478	26,918	26,346

Diluted net income per share	$0.06	$0.09	$0.06	$0.14

Shares used in diluted per share calculation	27,742	27,974	28,249	27,733

(2)	Employee stock-based compensation expense (benefit) was related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of maintenance	$37	$—	$85	$—
Research and development	422	—	1,312	—
Sales and marketing	256	—	738	—
General and administrative	232	(24)	707	(9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$1,582	$3,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,293	1,458
Stock based compensation	2,842	(9)
Amortization of intangible assets and capitalized software costs	719	668
Impairment of capitalized software	295	—
Changes in operating assets and liabilities:
Accounts receivable	3,083	(318)
Other current assets	716	159
Intangible and other assets	(185)	21
Accounts payable	622	(1)
Accrued liabilities	(232)	345
Accrued compensation	(114)	(25)
Deferred revenue	(62)	1,123

Net cash provided by operating activities	$10,559	$7,357

Investing activities:
Purchases of property and equipment	$(1,178)	$(1,315)
Purchases of short-term investments	(80,126)	(55,891)
Proceeds from maturities of short-term investments	67,757	53,750
Proceeds from sale of short-term investments	2,180	—
Purchase of technology	(500)	—

Net cash used in investing activities	$(11,867)	$(3,456)

Financing activities:
Proceeds from sale of common stock	$2,138	$4,184
Repurchases of common stock	(5,099)	(3,809)

Net cash provided by (used in) financing activities	$(2,961)	$375

Effect of exchange rate changes on cash	$(13)	$190

Net increase (decrease) in cash and cash equivalents	$(4,282)	$4,466
Cash and cash equivalents at beginning of period	13,941	9,247

Cash and cash equivalents at end of period	$9,659	$13,713

Supplemental disclosure of cash flow information
Cash paid for taxes	$385	$118

Supplemental schedule of noncash investing and financing activities
Deferred compensation related to stock options	$—	$84

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2006 and the statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results expected for 2006 or for any future period. The consolidated balance sheet information as of December 31, 2005 was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Reclassifications

In the third quarter of 2006, we changed our revenue and cost of revenue condensed consolidated financial statement presentation. Accordingly, certain amounts, including revenue and cost of revenue, reported in the condensed consolidated financial statements as of September 30, 2005 have been reclassified to conform to the current period presentation.

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

Revenue Recognition

We license our software products perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue from custom software development services, through distributors and original equipment manufacturers (“OEMs”).

Revenue recognition criteria

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer;

•	delivery of the product and license key has occurred;

•	the fee is fixed or determinable; and

•	collection of the fee is probable.

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

Additionally, we assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing.

License and maintenance offerings

License and maintenance revenue

We offer perpetual licenses for our products, whereby the customer receives the right to use the software license permanently. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license.

We also offer two and three year term licenses for certain products, where the customer has rights to use the license for such period. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses.

Maintenance revenue from perpetual and term licenses allows customers under maintenance agreements to receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

For larger value contracts entered into subsequent to March 31, 2006, we incorporated substantive contractual maintenance renewal rates into our agreements, at a consistent percentage of the net license fee paid, which establishes VSOE of fair value of maintenance for that class of arrangement per SOP 97-2. This methodology can be applied to arrangements of either perpetual or multi-year term licenses, where the first year’s maintenance is generally purchased with the term or perpetual licenses and the subsequent years are optional and can be purchased at the same percentage of the net license fee as the first year’s maintenance.

Perpetual license and term license revenue is recognized upon delivery of the product as License Revenue in the Condensed Consolidated Statements of Operations (“Statements of Operations”). Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period as Maintenance Revenue in the Statements of Operations.

Bundled license and services revenue

We also generate revenue from time-based licenses. Time-based licenses include maintenance services for the duration of their terms. Revenue from time-based licenses is recognized as Bundled License and Services Revenue in the Statements of Operations, on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license.

In addition, we periodically sell perpetual and term licenses to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements straight-line over the maintenance period.

In 2006, we have also entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs products. For the customization services, we have been able to make dependable estimates of progress towards completion. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the longer period of either the maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue for the three and nine months ended September 30, 2006 and years 2005 and 2004 and was recorded in bundled license and services revenue.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we recognize generally revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the structured/platform ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products during the three months ended March 31, 2006 in the amount of $295,000. The restructuring charges are discussed in further detail in the paragraph below.

Restructuring Charges

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceived we had positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring plan has been completed and there was no remaining balance accrued as of September 30, 2006. The restructuring activity for the nine months ended September 30, 2006 was as follows:

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impairments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at September 30, 2006
(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

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

Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes the impact of options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except per share data)
Net income	$1,645	$2,500	$1,582	$3,936

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,790	26,478	26,918	26,346

Basic net income per common share	$0.06	$0.09	$0.06	$0.15

Diluted weighted-average shares:
Basic shares (per above)	26,790	26,478	26,918	26,346
Effect of dilutive stock options	952	1,496	1,331	1,387

Weighted-average shares used in computing diluted net income per share	27,742	27,974	28,249	27,733

Diluted net income per common share	$0.06	$0.09	$0.06	$0.14

Weighted average options outstanding to purchase 2,573,747 and 1,673,199 shares of common stock for the three and nine months ended September 30, 2006, respectively, and weighted average options outstanding to purchase 1,734,352 and 2,375,371 shares of common stock for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation of diluted net income per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options. Stock options are generally time-based, vesting over a 4-year vesting period with 25% of the option vesting after one year and monthly thereafter for new employees. For existing employees the options vest monthly upon grant issuance. All options expire 10 years from the grant date. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock on the purchase date decreases below the previous offering period price in the current plan, that ESPP plan is reset to the lower price. As of September 30, 2006, we had approximately 12.8 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Employee stock-based compensation expense was related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Cost of maintenance	$37	$—	$85	$—
Research and development	422	—	1,312	—
Sales and marketing	256	—	738	—
General and administrative	232	(24)	707	(9)

Total stock-based compensation	$947	$(24)	$2,842	$(9)

Net cash proceeds from the exercise of stock options were $198,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2006.

Prior to the adoption of SFAS 123R, we applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date. Accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the pro forma information regarding net income effect and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended September 30, 2005
(in thousands, except per share data)
Net income, as reported	$2,500	$3,936
Add: Stock-based employee compensation benefit included in reported net income	(24)	(9)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,249)	(3,912)

Pro forma net income	$1,227	$15

Basic net income per share:
As reported	$0.09	$0.15

Pro forma	$0.05	$0.00

Diluted net income per share:
As reported	$0.09	$0.14

Pro forma	$0.04	$0.00

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005, respectively:

	Stock Options			Employee Stock Purchase Plan
	Three Months Ended September 30,			Three Months Ended September 30,
	2006		2005	2006	2005
	Officers and Directors	All other employees	All employees and Directors	All employees and Directors
Expected life (in years)	4.0	3.0	4.5	1.53	0.98
Interest rate	4.86%	4.87%	4.35%	5.31%	4.18%
Volatility	0.53	0.48	0.67	0.47	0.61
Dividend yield	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.53	$2.04	$3.27	$2.13	$2.07

	Stock Options			Employee Stock Purchase Plan
	Nine Months Ended September 30,			Nine Months Ended Sepetmber 30,
	2006		2005	2006	2005
	Officers and Directors	All other employees	All employees and Directors	All employees and Directors
Expected life (in years)	4.0	3.0	4.5	1.53	0.98
Interest rate	4.93%	4.88%	4.24%	5.31%	4.18%
Volatility	0.56	0.49	0.67	0.47	0.61
Dividend yield	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$3.24	$2.20	$3.24	$2.13	$2.07

Our computation of expected volatility for the three and nine months ended September 30, 2006 and 2005 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	7,205,801	$6.08	6.83	$15,970
Grants	634,900	$6.03
Exercises	350,495	$4.22
Forfeitures or expirations	577,731	$7.82

Outstanding at September 30, 2006	6,912,475	$6.03	6.42	$2,570

Ending vested and expected to vest at September 30, 2006	6,602,807	$6.04	6.73	$2,345
Exercisable and vested at September 30, 2006	4,512,816	$6.25	5.30	$666

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the three months ended September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $64,000 and $1.0 million for the three and nine months ended September 30, 2006, respectively. Total fair value of options vested was $8.2 million and $9.5 million for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, $6.3 million of total unrecognized compensation cost related to stock options was expected to be recognized as follows:

	Estimated
	Remainder of 2006	2007	2008	2009 and thereafter
(in thousands)
Amortization of stock based compensation expense	$747	$2,669	$1,908	$1,009

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheet as of September 30, 2006.

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

Note 2. Comprehensive Income

Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Net income	$1,645	$2,500	$1,582	$3,936
Foreign currency translation adjustments	10	30	(13)	190
Unrealized gain on available for sale investments, net of tax	59	2	17	12

Comprehensive income	$1,714	$2,532	$1,586	$4,138

Note 3. Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depends on market conditions. From inception of the program until May 2006, we repurchased a total of 576,042 shares at an average price of $6.61, including 381,216 shares at an average price of $6.91 per share for the nine months ended September 30, 2006.

In May 2006, our Board of Directors approved an extension of the repurchase program for an additional one million shares over a 12-month period. The program, as extended, has the same provisions of the plan discussed in the preceding paragraph. From May 2006 to September 30, 2006, we repurchased a total of 193,838 shares at an average price of $5.87 and 396,780 shares at an average price of $6.21 per share for the three and nine months ended September 30, 2006, respectively.

In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window is closed. Repurchased shares of our common stock are no longer deemed outstanding.

Note 4. Intangible Assets and Goodwill

The following summarizes our intangible assets as of September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Intangible assets from acquisition subject to amortization :
Existing technology	$3,500	$(2,868)	$632
Core technology	750	(621)	129
Maintenance agreements and related relationships	200	(170)	30
Intangible assets from purchase of technology subject to amortization	500	(8)	492

	$4,950	$(3,667)	$1,283

Amortization of intangible assets from acquisition reflects the intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets from acquisitions are expensed over five-year useful lives.

Amortization of intangible assets from the purchase of technology for use in our products is expensed using the straight-line method over the remaining estimated economic life of the product, which is 5 years, including the period being reported.

The following summarizes our actual amortization of intangibles for the nine months ended September 30, 2006 and 2005 and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Nine Months Ended September 30,		Remainder of 2006	2007	2008	2009	2010	2011
	2006	2005
(in thousands)
Amortization of intangible assets from acquisitions	$668	$668	$222	$569	$—	$—	$—	$—

Amortization of intangible assets from purchase of technology (in cost of license)	$8	$—	$25	$100	$100	$100	$100	$67

To date, we have not recognized any impairment losses on goodwill.

Note 5. Capitalized Software Costs included in Other Assets

The following summarizes our capitalized software costs as of September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)

Capitalized software costs subject to amortization:
Capitalized software development costs (three-year useful lives)	$144	$(58)	$86
Impairment of capitalized software development cost:
Capitalized software cost	335	(335)	—

	$479	$(393)	$86

Amortization of capitalized software development costs reflects the assets acquired as part of our licensing of our products and expensed over their estimated useful lives, generally three years. In March 2006, we exited the structured/platform ASIC and ASIC synthesis markets and we recorded a write-off in the three months ended March 31, 2006 in accordance with SFAS 86 for certain capitalized software development costs to their net realizable value relating to technology to be incorporated into future versions of our ASIC products.

The following summarizes our actual amortization expense for the nine months ended September 30, 2006 and 2005 and estimated amortization expense related to the above capitalized software assets:

	Actual		Estimated
	Nine Months Ended September 30,		Remainder of 2006	2007	2008
	2006	2005
(in thousands)
Amortization of capitalized software development cost (in cost of license)	$44	$—	$15	$58	$13

Note 6. Income Taxes

Effective Tax Rate

For the three and nine months ended September 30, 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and possible outcomes of current and future audits.

The following table presents the provision and benefit for income taxes and the effective tax rates for the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Income before income taxes	$2,276	$2,473	$2,190	$4,177
Income tax provision (benefit)	631	(27)	608	241
Effective tax rate	27.7%	(1.1)%	27.8%	5.8%

The provision for income taxes for the three and nine months ended September 30, 2006 of $631,000 and $608,000, respectively related principally to the federal alternative minimum tax and tax on the earnings of certain foreign subsidiaries. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and nine months ended September 30, 2006 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax loss carryforwards and credits that are allowable under the federal alternative minimum tax computations.

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

Note 7. Deferred Compensation Plan

On September 6, 2006, the Board of Directors approved the Executive Nonqualified Excess Plan (the “Plan”). The Plan provides an opportunity for selected participants to save for retirement in excess of qualified retirement plan limitations by deferring compensation on a pre-tax basis. Eligible participants are limited to highly compensated employees and officers, and the total number of participants shall not exceed 10% of the total number of Company employees. The Company has sole discretion as to the specific individuals who are eligible within this category, and the eligible participants will be notified at the beginning of each calendar year.

A participant may defer up to 100% of his or her annual income on a pre-tax basis. Participants design an individual investment strategy using a self-directed investment account and specify when they will receive their distributions. The assets in the Plan remain on the Company’s balance sheet offset by an equal liability. There was no contribution as of September 30, 2006.

Note 8. Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore we will be adopting as of January 1, 2007. The cumulative effect of the interpretation’s adoption may be an adjustment to retained earnings in the adoption year. We are currently evaluating the financial statement impact of FIN 48.

On September 15, 2006, the Financial Accounting Standards Board issued Statement 157 Accounting for Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The Statement also requires expanded disclosure with respect to fair value measurements. It is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the consolidated financial statements included in this Quarterly Report, the statements under “Three and Nine Months Ended September 30, 2006 and 2005—Income Taxes” regarding federal net operating income and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors.” These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specificalssly consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our geographic revenue distribution for the three and nine months ended September 30, 2006, respectively, was approximately 56% and 55% from North America, 15% and 16% from Japan, 15% and 17% from Europe and 14% and 12% from the rest of Asia.

Our products include the following:

FPGA Design Tools:

•	Synplify and Synplify Pro: In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results.

•	Synplify Premier: Introduced in October 2005, Synplify Premier builds upon our innovative synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices.

•	Identify: In November 2002, we acquired an RTL debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly within their RTL source code during chip operation.

•	In the three and nine months ended September 30, 2006 and years 2005 and 2004, revenue from our FPGA product line accounted for 84%, 83%, 81% and 83% of total revenue, respectively.

DSP Solution:

•	Synplify DSP: In July 2004, we introduced our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In the three and nine months ended September 30, 2006 and years 2005 and 2004, revenue from our DSP product line accounted for 2%, 1%, 1% and less than 1% of total revenue, respectively.

Structured/Platform ASIC and ASIC Synthesis Solutions:

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets in late March 2006 and refocus our efforts on our core competencies in FPGA design tools, DSP synthesis and ASIC verification.

•	Synplify ASIC: In June 2001, we introduced Synplify ASIC, our logic synthesis product for ASIC design. This product offers fast runtimes, high design capacity and produces circuits that are typically smaller than competing solutions. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify RapidChip: Our first physical synthesis product,was released in December 2003, optimized specifically for LSI Logic’s new platform ASIC device called RapidChip. The Amplify RapidChip product is a customized physical synthesis product that uniquely and optimally targets LSI Logic’s RapidChip architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify ISSP: Our second physical synthesis product was released in May 2004, optimized specifically for NEC Electronics’ new structured ASIC device called ISSP. The Amplify ISSP product is a customized physical synthesis product that uniquely and optimally targets NEC Electronics’ ISSP architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	Amplify AccelArray: Our third physical synthesis product was released in June 2005, optimized specifically for Fujitsu Microelectronics’ new structured ASIC device called AccelArray. Developed in close co-operation with Fujitsu Microelectronics, Amplify AccelArray is a customized physical synthesis product that uniquely and optimally targets Fujitsu Microelectronics’ AccrelArray architecture. This product is in end of life mode and we are not actively selling licenses to new customers.

•	In the three and nine months ended September 30, 2006 and years 2005 and 2004, revenue from our structured/platform ASIC and ASIC synthesis product lines accounted for 8%, 9% , 11% , 12% of total revenue.

ASIC Verification Solution:

•	Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In the three and nine months ended September 30, 2006 and years 2005 and 2004, revenue from our ASIC Verification product line accounted for 6%, 7%, 7% and 5% of total revenue, respectively.

Third Quarter 2006 Financial Highlights

Total revenue increased slightly from the same period in 2005. Maintenance revenue increased over the same quarter last year due to new license sales, a number of customers who returned to active maintenance and strong overall maintenance renewal rates, while bundled license and services revenue was flat compared to the comparable quarter. License revenue decreased due to the reduction of ASIC orders resulting from our exit from the structured/platform ASIC and ASIC synthesis markets. Operating income decreased in the third quarter of 2006 compared to same quarter last year, but included a stock-based compensation expense of $947,000 in 2006 and a benefit of $24,000 for the same period in 2005. Deferred revenue increased from $17.1 million to $18.3 million from September 30, 2005 to September 30, 2006. Financial highlights for the three months ended September 30, 2006 were:

•	Total revenue was $16.3 million, a 3% increase from $15.9 million for the three months ended September 30, 2005

•	License revenue was $5.1 million, a 2% decrease from $5.2 million for the three months ended September 30, 2005

•	Maintenance revenue was $6.9 million, a 6% increase from $6.5 million for the three months ended September 30, 2005

•	Bundled license and services revenue was $4.3 million, which remained unchanged from the three months ended September 30, 2005

•	Net income was $1.6 million compared to net income of $2.5 million for the three months ended September 30, 2005. Included in the third quarter 2006 net income were stock-based compensation of $947,000 and a tax provision of $631,000

•	Diluted net income per share was $0.06 compared to a $0.09 net income per share for the three months ended September 30, 2005

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

Revenue Recognition

We license our software products perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue from custom software development services, through distributors and original equipment manufacturers (“OEMs”).

Revenue recognition criteria

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize revenue based upon the residual method after all elements other than maintenance have been delivered and the conditions stated below have been met:

•	evidence of an arrangement is received from the customer;

•	delivery of the product and license key has occurred;

•	the fee is fixed or determinable; and

•	collection of the fee is probable.

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

Additionally, we assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing.

License and maintenance offerings

License and maintenance revenue

We offer perpetual licenses for our products, whereby the customer receives the right to use the software license permanently. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license.

We also offer two and three year term licenses for certain products, where the customer has rights to use the license for such period. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses.

Maintenance revenue from perpetual and term licenses allows customers under maintenance agreements to receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is either 15% or 20% of the license list price, depending on the product, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance.

For larger value contracts entered into subsequent to March 31, 2006, we incorporated substantive contractual maintenance renewal rates into our agreements, at a consistent percentage of the net license fee paid, which establishes VSOE of fair value of maintenance for that class of arrangement per SOP 97-2. This methodology can be applied to arrangements of either perpetual or multi-year term licenses, where the first year’s maintenance is generally purchased with the term or perpetual licenses and the subsequent years are optional and can be purchased at the same percentage of the net license fee as the first year’s maintenance.

Perpetual license and term license revenue is recognized upon delivery of the product as License Revenue in the Condensed Consolidated Statements of Operations (“Statements of Operations”). Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period as Maintenance Revenue in the Statements of Operations.

Bundled license and services revenue

We also generate revenue from time-based licenses. Time-based licenses include maintenance services for the duration of their terms. Revenue from time-based licenses is recognized as Bundled License and Services Revenue in the Statements of Operations, on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license.

In addition, we periodically sell perpetual and term licenses to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements straight-line over the maintenance period.

In 2006, we have also entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs products. For the customization services, we have been able to make dependable estimates of progress towards completion. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the longer period of either the maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis. Revenue recognized from these development agreements represented less than 10% of total revenue for the three and nine months ended September 30, 2006 and years 2005 and 2004 and was recorded in bundled license and services revenue.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we recognize generally revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

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

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2006 with the three and nine months ended September 30, 2005. There can be no assurance that our historical operating results are indicative of our future results.

Three and Nine Months Ended September 30, 2006 and 2005

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Revenue	$16.3	$15.9	$0.4	3%	$46.1	$45.6	$0.5	1%

For the three months ended September 30, 2006, total revenue increased 3% from the three months ended September 30, 2005. License revenue decreased 2%, maintenance revenue increased 6%, and bundled license and services revenue was flat in 2006 compared to the three months ended September 30, 2005.

For the nine months ended September 30, 2006, total revenue increased 1% from the nine months ended September 30, 2005. License revenue decreased 13%, maintenance revenue increased 9%, and bundled license and services revenue increased 6% in 2006 from the nine months ended September 30, 2005.

While we would expect total revenue to increase in 2006 compared to 2005, there are a number of factors that could negatively affect the anticipated outcome, including but not limited to the following:

•	availability of new products and upgrades;

•	the acceptance of these new offerings to our customers;

•	performance of our sales force;

•	economic health and markets of our customer base; and

•	in the case of maintenance, the decisions made by our customers to purchase or renew maintenance contracts.

License revenue. License revenue includes license revenue from perpetual and term license sales.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
License revenue	$5.1	$5.2	$(0.1)	(2)%	$12.5	$14.4	$(1.9)	(13)%
As a percentage of total revenue	31%	33%			27%	32%

For the three months ended September 30, 2006, license revenue decreased 2%, or $89,000, from the three months ended September 30, 2005 principally due to the decrease in ASIC orders in 2006 from 2005. Revenue from the structured/platform ASIC and ASIC synthesis product line decreased 68% from the three months ended September 30, 2005, and comprised 2% of license revenue. Revenue from the FPGA product line decreased 1% from the three months ended September 30, 2005, and represented 87% of the license revenue. Revenue from the ASIC Verification product line increased 28% from the three months ended September 30, 2005, and was 6% of license revenue. Revenue from the DSP product line increased approximately 125% from the three months ended September 30, 2005, and was 5% of license revenue.

For the nine months ended September 30, 2006, license revenue decreased 13%, or $1.9 million, from the nine months ended September 30, 2005. Revenue from the structured/platform ASIC and ASIC synthesis product line decreased 55% from the nine months ended September 30, 2005, and represented 3% of the license revenue. Revenue from the ASIC Verification product line decreased 15% from the nine months ended September 30, 2005, and was 7% of license revenue. FPGA product line revenue decreased 12% from the nine months ended September 30, 2005, and was 86% of license revenue. Revenue from the DSP product line increased 115% from the nine months ended September 30, 2005, and was 4% of license revenue.

Maintenance revenue. Maintenance revenue includes recognizable maintenance revenue from perpetual and term license sales.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Maintenance revenue	$6.9	$6.5	$0.4	6%	$20.3	$18.7	$1.6	9%
As a percentage of total revenue	42%	41%			44%	41%

For the three months ended September 30, 2006, maintenance revenue increased 6%, or $418,000, from the three months ended September 30, 2005, primarily due to the FPGA product line increase of 6%, and comprised 92% of maintenance revenue. Revenue from our ASIC Verification product for the three months ended September 30, 2006 increased 10% from the three months ended September 30, 2005, and was 5% of maintenance revenue. In addition, Synplify DSP increased over 200% on a percentage basis; however, comprised only 1% of maintenance revenue. Maintenance revenue from the structured/platform ASIC and ASIC synthesis product line decreased 17% from the three months ended September 30, 2005, and was 2% of revenue.

For the nine months ended September 30, 2006, maintenance revenue increased 9%, or $1.6 million, from the nine months ended September 30, 2005. FPGA product line maintenance revenue increased 9% from the nine months ended September 30, 2005, and represented 91% of maintenance revenue. In addition, ASIC verification maintenance revenue increased 21% year to date, and was 5% of maintenance revenue. Maintenance revenue from Synplify DSP increased 350% from the nine months ended September 30, 2005, but comprised only 1% of maintenance revenue. Revenue from the structured/platform ASIC and ASIC synthesis product line decreased 21% due to our market exit in March 2006, and comprised 3% of maintenance revenue.

Bundled license and services revenue. Bundled license and services revenue includes revenue from time-based license and maintenance, development agreements, and other services such as consulting, technical support, and user guides.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Bundled license and services revenue	$4.3	$4.3	$—	0%	$13.3	$12.6	$0.7	6%
As a percentage of total revenue	26%	27%			29%	28%

For the three months ended September 30, 2006, bundled license and services revenue was flat on a percentage basis, and increased $46,000 from the three months ended September 30, 2005. Revenue from the FPGA product line increased 17% from the three months ended September 30, 2005, and was 70% of bundled license and services revenue. Revenue from structured/platform ASIC and ASIC synthesis product line decreased 25% from the three months ended September 30, 2005, and represented 21% of bundled license and services revenue. Revenue from the DSP product line grew 76% from the three months ended September 30, 2005, but comprised an insignificant amount of bundled license and services revenue on a percentage basis. Revenue from the ASIC Verification product line decreased 18% from the three months ended September 30, 2005, and comprised 9% of bundled license and services revenue.

For the nine months ended September 30, 2006, bundled license and services revenue increased 6%, or $658,000, from the nine months ended September 30, 2005. FPGA product line maintenance revenue increased 11%, and comprised 65% of bundled license and services revenue. Revenue from structured/platform ASIC and ASIC synthesis bundled license and services revenue was flat from the nine months ended September 30, 2005 due to our market exit in March 2006, and comprised 26% of bundled license and services revenue. Revenue from Synplify DSP increased nearly 200%, but comprised an insignificant amount of bundled license and services revenue. Revenue from the ASIC Verification product line decreased 19%, and comprised 8% of this revenue.

Cost of revenue

Cost of license revenue. Cost of license revenue includes royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping perpetual and term licenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Cost of license revenue	$80	$52	$28	54%	$209	$158	$51	32%
As a percent of license revenue	2%	1%			2%	1%
As a percent of total revenue	0%	0%			0%	0%

For the three and nine months ended September 30, 2006, cost of license revenue increased 54% and 32%, respectively, from the three and nine months ended September 30, 2005, due to the amortization of capitalized software costs and intangibles from a technology purchase in 2006.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel, stock-based compensation and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts who purchased perpetual and term licenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Cost of maintenance revenue	$396	$391	$5	1%	$1,280	$1,227	$53	4%
As a percent of maintenance revenue	6%	6%			6%	7%
As a percent of total revenue	2%	2%			3%	3%
Stock-based compensation	$37	$—			$85	$—
Stock-based compensation as a percent of cost of maintenance revenue	9%	0%			7%	0%

For the three and nine months ended September 30, 2006, cost of maintenance revenue increased 1% and 4%, respectively, from the three and nine months ended September 30, 2005, due to an increase in stock-based compensation expense and an increase in our percentage allocation from research and development to cost of maintenance revenue in the nine months ended September 30, 2006.

Cost of bundled license and services revenue. Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts and time based cost of license and maintenance revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Cost of bundled license and services revenue	$65	$169	$(104)	(62)%	$199	$438	$(239)	(55)%
As a percent of bundled license and services revenue	1%	4%			1%	3%
As a percent of total revenue	0%	1%			0%	1%

For the three and nine months ended September 30, 2006, cost of bundled license and services revenue decreased 62% and 55%, respectively, from the three and nine months ended September 30, 2005, as a result of a reduction in overall expenses associated with development work.

Amortization of intangible assets from acquisition. Amortization of intangible assets from acquisition reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets are expensed over their estimated five-year useful lives.

The following summarizes our actual and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Nine Months Ended September 30,		Remainder of 2006	2007
	2005	2006
(in thousands)
Amortization of intangible assets from acquisitions	$668	$668	$222	$569

To date, we have not recognized any impairment losses on goodwill.

Operating expenses

Research and development. Research and development expenses include compensation and related expenses, stock-based compensation, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
Research and development	$5.7	$6.0	$(0.3)	(5)%	$18.1	$18.3	$(0.2)	(1)%
As a percent of total revenue	35%	38%			39%	40%
Stock-based compensation	$0.4	$—			$1.3	$—
Stock-based compensation as a percent of research and development expense	7%	0%			7%	0%

For the three months ended September 30, 2006, research and development expenses decreased 5% from the three months ended September 30, 2005, primarily due to lower compensation cost resulting from our restructuring in March 2006, partially offset by stock-based compensation expense and lower allocation of expenses from research and development expenses to cost of license for customized software development work.

For the nine months ended September 30, 2006, research and development expenses decreased 1% from the nine months ended September 30, 2005, primarily attributable to lower compensation cost from the restructuring in March 2006 and a decrease in consulting and depreciation expenses. These decreases were partially offset by stock-based compensation expense, and lower allocation of expenses from research and development expenses to cost of license for customized software development work.

Sales and marketing. Sales and marketing expenses include compensation, commissions and related expenses, promotional activities, stock-based compensation, tradeshows, seminars, and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in million, except percentages)
Sales and marketing	$6.4	$5.5	$0.9	16%	$18.7	$17.0	$1.7	10%
As a percent of total revenue	39%	35%			41%	37%
Stock-based compensation	$0.3	$—			$0.7	$—
Stock-based compensation as a percent sales and marketing expense	5%	0%			4%	0%

For the three months ended September 30, 2006, sales and marketing expenses increased 16% compared to the three months ended September 30, 2005, due to stock-based compensation expense, salary increases, and increased commission expense from higher commissionable orders. Expenses were also higher due to the timing difference in 2006 for expenses incurred for the Design Automation Conference held in the third quarter of 2006 compared to the second quarter of 2005. These increases were partially offset by travel expenses.

For the nine months ended September 30, 2006, sales and marketing expenses increased 10% compared to the nine months ended September 30, 2005, due to stock-based compensation expense, salary increases, increased commission expense from higher commissionable orders and increased travel expense. Expenses were also higher in 2006 due to the internal sales conference in 2006, which was not held in 2005. These increases were partially offset by lower marketing communication expenses.

General and administrative. General and administrative expenses include compensation and related expenses, accounting and legal expenses, stock-based compensation, outside services, and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions, except percentages)
General and administrative	$1.9	$1.5	$0.4	27%	$5.9	$4.7	$1.2	26%
As a percent of total revenue	12%	9%			13%	10%
Stock-based compensation	$0.2	$—			$0.7	$—
Stock-based compensation as a percent general and adminstrative expense	11%	0%			12%	0%

For the three months ended September 30, 2006, general and administrative expenses increased 27% compared to the three months ended September 30, 2005, due to stock-based compensation expense, salary increases, consulting services, accounting fees, and legal fees for patent activity. These increases were partially offset by a decrease in recruiting expense.

For the nine months ended September 30, 2006, general and administrative expenses increased 26% compared to the nine months ended September 30, 2005, due to stock-based compensation expense, salary increases, consulting services, accounting fees and legal fees for patent activity. Expenses were also higher in 2006 due to higher overhead allocation. These increases were partially offset by a decrease in bonus expenses.

Stock-based compensation. Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on two stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Restructuring charge. In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the structured/platform ASIC market. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the structured/platform ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring plan has been completed and there was no remaining balance accrued as of September 30, 2006. The restructuring activity for the nine months ended September 30, 2006 was as follows:

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impairments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at September 30, 2006
(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

Other income, net. Other income, net includes interest income earned on cash and investments. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date. These increases were primarily due to higher interest rates on a higher level of investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in thousands, except percentages)
Other income, net	$745	$436	$309	71%	$2,062	$1,050	$1,012	96%
As a percent of total revenue	5%	3%			4%	2%

Income taxes. We recorded a provision for income taxes of $631,000 and $608,000 for the three and nine months ended September 30, 2006, respectively, and benefit of $27,000 and provision for income taxes of $241,000 for the three and nine months ended September 30, 2005, respectively. For the three months and nine months ended September 30, 2006, the provision for income taxes was based on our annual effective tax rate in compliance with SFAS 109. Income tax expense increased in the three and nine months ended September 30, 2006 from the same periods in 2005, as in 2005 we incurred only minimal income tax expense principally due to the utilization of net operating loss carryforwards and research and development tax credits. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the usage of tax loss carryforwards or credits that result in federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax loss carryforwards and credits that are allowable under the federal alternative minimum tax computations.

The income tax provision (benefit) for the three and nine months ended September 30, 2006 consisted of federal alternative minimum tax, state and foreign taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	$ Change	2006	2005	$ Change
(in thousands)
Income tax provision (benefit)	$631	$(27)	$658	$608	$241	$367

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $9.7 million, short-term investments of $53.4 million, an accumulated deficit of $5.8 million and working capital of $49.2 million. Net cash provided by operating activities was $10.6 million for the nine months ended September 30, 2006, compared to $7.4 million for the nine months ended September 30, 2005, primarily due to increased non-cash expenses and increased collections on accounts receivable at September 30, 2006.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2006, compared to $3.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cash used in investing activities was primarily for the purchases of short-term investments, software and computer equipment, primarily offset by maturities of short-term investments. For the nine months ended September 30, 2005, cash used in investing activities was mainly for purchases of computer equipment offset by investment maturities net of investment purchases.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2006, compared to $375,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, net cash used in financing activities was for repurchases of common stock under our stock repurchase program, offset by the sale of common stock to employees. Our future liquidity and capital requirements will depend on numerous factors, including:

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

We believe that our cash and short-term investments balance of $63.0 million as of September 30, 2006 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 8 of the Consolidated Financial Statements for a full description of the recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States, Turkey and India and sell those products primarily in North America, Europe and Asia including Japan. Our revenue from sales outside North America represented approximately 44% and 45% of our total revenue in the three and nine months ended September 30, 2006, respectively, and 43% and 42% of our total revenue in 2005 and 2004, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations and to date, have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates were to fluctuate by 100 basis points from rates as of September 30, 2006, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2006, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of September 30, 2006, our cash equivalents consisted of money market funds, commercial paper, and bankers’ acceptance and our short-term investments consisted of U.S. government agency notes, certificates of deposit, commercial paper, bankers’ acceptance, and corporate notes.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors Affecting Future Operating Results

Risks Relating to Business

We have relied and expect to continue to rely on sales of our Synplify Pro and Synplify Premier product for a substantial portion of our revenue and a decline in sales of this product could cause our revenue to decline.

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our recent exit from the structured/platform ASIC and ASIC synthesis markets, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 65%, 55% and 52% of our total license revenue in the nine months ended September 30, 2006 and in the years ended December 31, 2005 and 2004, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our exit from the structured/platform ASIC and ASIC synthesis markets will have an adverse affect on future revenue. The total revenue generated from this product line was 8% of total revenue for the nine months ended September 30, 2006 and in 2005 and 2004. As we wind down the structured/platform ASIC and ASIC synthesis product line, we will sell few new licenses and will provide a reduced level support to our ASIC customers, resulting in reduced revenue.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled.

We rely on sales of additional licenses to our existing customers, as well as annual maintenance contract renewals for our products. Additional license sales to our existing customers represented 79%, 79% and 78% of our sales in the nine months ended September 30, 2006, and in 2005 and 2004, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal during 2003 and 2002 for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 8% of our revenue in the nine months ended September 30, 2006, 7% of our revenue in 2005 and 8% of our revenue in 2004. If these agreements were canceled or not renewed, our revenue could decline.

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

Although revenue has increased in our United States operations in 2004 and 2005 and the nine months ended September 30, 2006, we have in the past experienced negative effects from economic downturns in the United States and other countries. As recently as 2004, we have seen customers tightly control spending and reduce or delay purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

We may not succeed in continuing to develop, market and sell new or enhanced commercially acceptable logic synthesis, physical synthesis and verification products, and our operating results may decline as a result.

We continue to develop logic synthesis, physical synthesis and verification products that leverage our core capabilities in our FPGA, DSP and ASIC Verification product lines. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to continue to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify Pro product, as well as recently introduced products, such as our Synplify DSP, Synplify Premier and Certify products. We cannot be certain that our newer products, or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

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

Difficulties in predicting revenue from these arrangements may cause revenue to vary from our forecasts, and as a result, may cause our operating results to decline. Revenue recognized from the development agreements generated 7% of our revenue in the nine months ended September 30, 2006. In addition, failure to enter into new development arrangements that replace revenue recognized from past development arrangements could cause total revenues to decline.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of September 30, 2006 had issued or allowed approximately 40 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

In the past, we have had a history of losses and may experience losses in the future, which could result in a decline in the market price of our common stock.

We had net income of $1.6 million in the nine months ended September 30, 2006, which included a restructuring charge of $854,000. Although we had net income of $6.6 million and $2.2 million in 2005 and 2004, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No.123R, Share Based Payments (“SFAS 123R”), which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share will be materially adversely affected, and we may not be profitable on a GAAP basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of SFAS 123R. Although we are providing some information to assist investors to understand the impact of SFAS 123R, investors may rely solely on our GAAP results and believe our results are worse than comparable prior periods and our stock price may fall.

As a result of our adoption of FAS 123R, which requires us to expense all share-based payments awards in our income statement, our net income and earnings per share are adversely affected.

On January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payments, which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including stock options and employee stock purchase plans. The recognition of stock-based compensation expenses in our income statement materially adversely affects our net income and earnings per share, which could negatively impact our stock price. In addition, our effective tax rate is adversely affected as a result of the adoption of SFAS 123R since the underlying tax benefit is limited to option exercises associated with non-qualified options and disqualifying dispositions of shares acquired through incentive stock options. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards impacts all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.

Changes in our stock-based compensation policy could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of SFAS 123R, we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for future stock-based compensation awards, we intend to reduce the total number of options available for grant to employees and the pool of employees that is eligible to receive share-based awards. We cannot determine how these changes in our stock-based compensation policy, which were effective as of the third quarter of 2006, will impact our hiring and retention of employees. In addition, any decline in our stock price would diminish the value of our stock-based compensation awards, potentially making it more difficult to hire and retain employees. Finally, if the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.

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

As of September 30, 2006, our directors, officers and individuals or entities affiliated with our directors owned 43% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $4.90 during the 24 months ended September 30, 2006. This market volatility, as well as current or future environmental, general economic, market or political conditions including; recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Customers outside North America accounted for approximately 44% and 45% for the three and nine months ended September 30, 2006, respectively, and 43% and 42% of our total revenue in 2005 and 2004, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2006 through July 31, 2006	—	$—	—	1,221,016
August 1, 2006 through August 31, 2006	193,838	5.87	193,838	1,027,178
September 1, 2006 through September 30, 2006	—	—	—	1,027,178

Total	193,838	$5.87	193,838	1,027,178

In May 2006, our Board of Directors approved the extension of stock repurchase program of up to one million shares of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchase and the exact number of shares to be purchased will depend on market conditions.

ITEM 6: EXHIBITS

10.31.1	Lease dated 10th January, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Gandhi Road, Bangalore, India sales office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Synplicity, Inc. Executive Non-qualified Excess Plan*

99.2	Synplicity, Inc. Adoption Agreement*

*	Incorporated by reference to the Current Report on Form 8-K filed on September 12, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNPLICITY, INC.

Date: November 9, 2006	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.31.1	Lease dated January 10, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Gandhi Road, Bangalore, India sales office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Synplicity, Inc. Executive Non-qualified Excess Plan*

99.2	Synplicity, Inc. Adoption Agreement*

*	Incorporated by reference to the Current Report on Form 8-K filed on September 12, 2006