Form 10-K
period 2006-12-31
SYNPLICITY INC
filed 2007-03-16
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-31545

SYNPLICITY, INC.

(Exact name of registrant as specified in its charter)

California	77-0368779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 West California Avenue, Sunnyvale, California 94086

Registrant’s telephone number, including area code:  (408) 215-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 29, 2006 as reported on the Nasdaq Global Select Market, was $89,820,322. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, the registrant had outstanding 26,503,742 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders into Part III of this Annual Report on Form 10-K.

SYNPLICITY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. When used in this Report, the words “may,” “will,” “should,” “believe,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or incorporated by reference herein. Synplicity, Inc. (“we”, “us”, “our company”, “our” or “Synplicity”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”) or to reflect the occurrence of unanticipated events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

We incorporated under the laws of the State of California in 1994. Our principal executive offices are located at 600 West California Avenue, Sunnyvale, California, 94086 and our telephone number at that location is (408) 215-6000. This Annual Report on Form 10-K, as well as all of our subsequent filings under the Exchange Act, are accessible, free of charge, via our website at www.synplicity.com as soon as reasonably practicable after such reports have been filed with the SEC. Investors may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, Identify and Behavior Extracting Synthesis Technology are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective owners.

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, military and aerospace, semiconductor, consumer, computer and peripheral, and other electronics systems. Our software products perform essential steps in the process of designing and verifying semiconductors that are tailored to perform a specific function including field programmable gate arrays (“FPGAs”). We employ proprietary logic synthesis, physical synthesis and debug technology to simplify, improve and accelerate the design and verification of large complex FPGAs and ASICs. We believe our semiconductor design software products, coupled with our responsive customer support, assist our customers in meeting their performance goals and in reducing their time to market for their electronic systems.

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

Complex ASIC design, using the traditional cell-based library approach for implementation, has become increasingly costly as deep submicron process technologies required larger investments for EDA tools, design resources and initial semiconductor manufacturing costs. In addition to rising costs, the time it takes to complete a typical cell-based ASIC has lengthened as the verification process has become increasingly difficult. These and other economic forces have resulted in a declining number of cell-based ASIC design starts over the past nine years.

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

Our Software Solutions

Our software solutions improve performance and shorten development times for complex FPGAs and ASICs by simplifying, improving and automating key design planning, logic synthesis, physical synthesis and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques and advanced software operations.

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

Accelerated time to market.    Electronic product designers require time efficient solutions. Our products optimize small designs in seconds and large designs in minutes or hours, which we believe is faster than alternative software. Reduced execution time shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. In addition, our physical synthesis products produce design results that correlate well with the completed physical design, thus reducing the number of design iterations typically required with design tools that use less accurate statistical wire length models.

Ease of use.    Our products are designed to be easy to install, learn and use. The user enters only information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers’ work simpler. We believe both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of design tool specific effort. We believe our solutions’ ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals. Our design tools have the added benefit of reducing the amount of technical support required to assist customers in tool use. Our technical support resources can focus on more design related support, which is of more value to customers.

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

In March 2006, one of our three partners serving the Structured ASIC and ASIC synthesis markets announced its decision to cease further development of its semiconductor product for which our software product was designed specifically and exclusively. After this announcement, we evaluated the impact of this decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets (the “ASIC products”) and to refocus our efforts on our core competencies in our FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering and sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities and wrote off capitalized software development costs related to the ASIC products. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. Our support will continue on a declining basis through the middle of 2008. Our revenue from the ASIC products substantially declined in 2006 when compared to 2005 and will continue to decline through the remaining support period. Issues resulting from the decision noted above are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in our Notes to Consolidated Financial Statements.

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

Physical synthesis innovations.    Achieving superior performance in large FPGAs requires solving specialized problems not encountered in standard cell ASICs. We have patented our algorithms that solve many of these problems. These algorithms involve combining synthesis with processes that are normally applied later in the semiconductor design process, a combination referred to as physical synthesis. We believe our physical synthesis innovations enable us to achieve very tight correlation between our estimated results and the actual results, thereby reducing design iterations.

Graph-based Physical Synthesis.    Synplicity invented graph-based physical synthesis to enable a single-pass physical synthesis flow for 90nm and below FPGAs. FPGAs require a new approach to physical synthesis because the methods developed earlier for ASIC physical synthesis do not work for FPGAs. The situation arises because in ASICs, physical proximity implies better timing. This is not the case in FPGAs. The essence of our approach is that the pre-existing wires, switches and placement sites used for routing an FPGA can be represented as a detailed routing resource graph. Using this representation, our graph-based physical synthesis merges optimization, placement and routing to ensure available, fast routes along critical paths. This technology generates a fully placed and physically optimized netlist as output ready for the FPGA vendor’s routing tool.

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

DSP Solution

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

ASIC Verification Solution

Certify Product

In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables ASIC design teams to create hardware prototypes early in the design process when design changes are easier and less costly. Certify also assists customers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify product to define their prototypes can begin system integration, software verification, chip and system verification and end customer validation earlier than other approaches to functional verification. Certify can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC synthesis products. We believe Certify is the only product that processes ASIC designs and produces multi-FPGA prototypes at the RTL level, enabling rapid iterations of the prototype during the verification stage.

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

While our Certify product serves the needs of ASIC designers verifying their design using multiple FPGAs, our Synplify Premier product is effective in verification situations which involve a single FPGA. Many ASIC verification teams use a single FPGA to verify a portion of their design. Our Synplify Premier product incorporates a number of features, also available in the Certify product, that facilitate the synthesis of an ASIC design into an FPGA. In addition, the Synplify Premier solution incorporates debug features found in our Identify product which improve the productivity associated with locating and fixing design problems.

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

Customers

As of December 31, 2006, we had over 1,800 active customers. Of that total, 218 were first-time customers in 2006. Although in the past our customers were concentrated in the networking and communications industries, in 2006 our customers were more evenly distributed over networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other industries. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer base and sell them new products as we expand our product line. We will continue to pursue enterprise-wide sales as appropriate. We have customers throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. See Note 10 of the consolidated financial statements for a full description of financial information about geographic areas. See also “Risk Factors” regarding the risks associated with our international operations. In 2006, 2005 and 2004, no customer comprised more than 10% of our revenue.

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

Direct Sales

Our direct sales efforts target customers who design semiconductors for networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral , and other electronics systems. As of December 31, 2006, our direct sales staff consisted of 91 employees based in 12 offices around the world. Direct sales accounted for 90%, 91% and 88% of our total revenue in 2006, 2005 and 2004, respectively. Each of our sales teams represents a geographic region and includes a sales manager and applications engineer, and may also include an internal sales representative. The direct sales team also relies on strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months.

We currently have domestic direct sales offices in Sunnyvale, California; San Diego and Newport Beach, California; Denver, Colorado, Covington, Washington; Austin and Dallas, Texas; Lisle, Illinois; Durham, North Carolina; Bel Air, Maryland; Millersville, Maryland and Andover, Massachusetts. We also have international direct sales/marketing offices in or near Berkshire, Oxon, Hatfield, United Kingdom; Aix-en-Provence, France; Venray, The Netherlands; Dornach, Germany; Kista, Sweden; Netanya, Israel; Bangalore, India; Shanghai, P.R.C; Hsinchu City, Taiwan; Seoul, South Korea and Tokyo, Japan.

Indirect sales

In addition to our direct sales strategy, we have indirect sales channels through distributors. Our relationships with distributors help extend our reach to more customers. Distributors either assist our direct sales staff or are our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors typically perform marketing, sales and technical support functions in their respective country or region. We train our international distributors in both our products and sales methods. In general, each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue from distribution was 2% of our total revenue in 2006, 2% of our total revenue in 2005 and 4% of our total revenue in 2004. We also generate some revenue through certain FPGA manufacturers as discussed below.

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

FPGA manufacturers.    These partners work closely with us before each product release to ensure that our design software products perform optimally with their components. We rely on these manufacturers to provide us advance information and answer detailed questions about their components and design software. Partners currently include Achronix Semicondutor Corporation, Actel Corporation, Altera Corporation, and Lattice Semiconductor Corporation. Actel, Xilinx and Lattice also resell a version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. The reselling relationships generated 8% of our total revenue in 2006, 7% of our total revenue in 2005 and 8% of our total revenue in 2004.

Research and development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications and increasing the competitiveness of our product offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully. Our product development strategy emphasizes rapid innovation and frequent and continued product releases. In 2006 we continued building our development teams in Bangalore, India and Ankara, Turkey as a way to lower our operating costs, while expanding our research and development organization. These two sites account for about 32% of the total research and development headcount.

We actively recruit key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2006, we had 151 employees engaged in research and development activities and related customer support services. Our research and development expenses were $23.4 million in 2006, $24.3 million in 2005 and $23.5 million in 2004.

Intellectual Property

Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We believe that these measures afford only limited protection. We have filed a number of patent applications and to date have been issued or allowed 42 patents that expire 20 years from their filing dates, the first of which expires in 2018. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

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

Competition

We conduct business in the EDA software market that is intensely competitive and rapidly evolving. We face competition from EDA software companies that provide software products and product suites to perform a variety of design and verification functions for all types of semiconductors and from FPGA manufactures that provide free or low cost software products that compete with our own. We have experienced and expect to continue to experience increased competition from competitors, many of which have significant financial, technical, marketing and other resources and who aggressively offer enterprise-wide annualized subscription model access of product and product suite licenses. Companies offering competitive products vary in scope and breadth. Our competitors include:

•	Semiconductor manufacturers, such as Altera and Xilinx, who develop and market their own synthesis products and other tools and offer them at low cost;

•	EDA providers of general purpose synthesis products such as Mentor Graphics Corporation and Magma Design Automation, Inc.; and

•	EDA providers of software product suites that include design and verification products such as Cadence, Mentor Graphics and Synopsys.

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

We believe that we compete favorably on these factors. However, we expect competition in the EDA software market for FPGAs to continue as new companies enter the market and current competitors focus on their product lines and services. Many of these competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

As of December 31, 2006, we had 287 employees, of whom 151 were engaged in research and development and related customer support services, 91 in sales, 15 in marketing and 30 in finance, administration and operations. With the exception of our employees in France, none of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our officers and their ages as of December 31, 2006 are as follows:

Name	Age	Office held	Since
Gary Meyers	42	Chief Executive Officer, President, Director	August 2004
Kenneth S. McElvain	47	Chief Technology Officer, Vice President and Director	November 1995
Alisa Yaffa	43	Chairwoman of the Board of Directors, Vice President of Intellectual Property and Secretary	March 1997 October 1998
John J. Hanlon	58	Senior Vice President and Chief Financial Officer	October 2005
Andrew Dauman	44	Senior Vice President of Worldwide Engineering	September 2005
Andrew Haines	57	Senior Vice President of Marketing	September 2005
James Lovas	46	Vice President of Worldwide Sales	January 2006

Gary Meyers was promoted to President and Chief Operating Officer in August 2004 and in October 2004 assumed the role of Chief Executive Officer. Mr. Meyers served as our Vice President of Worldwide Sales from November 1999 to October 2004 and was Vice President of North American Sales from January 1999 to November 1999. Mr. Meyers joined Synplicity in January 1998 as Western Area Sales Manager. From 1988 through 1997, Mr. Meyers served in various senior sales and marketing roles at LSI Logic, a semiconductor company, including from 1996 to 1997 as Director of Marketing of the Communications Products Division, and from 1994 to 1996 as Major Account Sales Manager. Mr. Meyers holds a Bachelor of Science degree in

Electrical Engineering, where he graduated Summa Cum Laude, from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.

Kenneth S. McElvain, one of our co-founders, has served as our Chief Technology Officer, Vice President and Director since inception. Mr. McElvain also served as our President from our inception to January 1996, and our Chief Executive Officer from January 1996 to July 1997. From March 1990 to January 1994, Mr. McElvain was a Manager of the logic and timing optimization group and Chief Architect of the AutoLogic logic synthesis product at Mentor Graphics, a semiconductor design software company. To date, Mr. McElvain has been issued or allowed 27 patents. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.

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

Kenneth S. McElvain and Alisa Yaffa are married.

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

Andrew Dauman was promoted to Senior Vice President of Worldwide Engineering, in September 2005. In this role Mr. Dauman oversees our global engineering team to ensure continuous quality improvements. Mr. Dauman joined Synplicity in August 1994 as our third employee and served as Vice President, Worldwide Engineering between May 2005 and September 2005. Mr. Dauman also held various positions from CAE Manger to Vice President of Corporate Applications Engineering from June 1996 to May 2005. Prior to joining Synplicity, Mr. Dauman was a member of the AutoLogic ASIC synthesis team at Mentor Graphics Corporation. Before Mentor Graphics, Mr. Dauman worked as a CPU designer at Prime Computer, Inc. and Raytheon Company. Mr. Dauman holds a Bachelor of Science degree in Electrical Engineering from Boston University.

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

James Lovas joined Synplicity in 1999 and has served as Vice President, Worldwide Sales since January 2006. In this role, Mr. Lovas’ responsibilities include managing worldwide sales team, achieving our worldwide sales objective, continuing our successful penetration into the ASIC verification and DSP markets, and expanding our leading market share position in FPGA synthesis. Mr. Lovas also held various positions from

Senior Account Manager to Vice President North American Sales from January 1999 to October 2004. Prior to joining Synplicity, Mr. Lovas was the Eastern Area Director at Summit Design, and also held Senior Sales and AE Manager positions at Zycad Corporation. Mr. Lovas began his career as an ASIC designer at ITT Avionics. Mr. Lovas holds a BSEE from the New Jersey Institute of Technology, where he graduated Summa Cum Laude, and an MSCS from the Steven’s Institute of Technology.

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

Risks Relating to Business

We have relied and expect to continue to rely on sales of our Synplify Pro and Synplify Premier products for a substantial portion of our revenue and a decline in sales of these products could cause our revenue to decline.

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in March 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our recent exit from the Structured ASIC and ASIC synthesis markets, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 61%, 52% and 49% of our total revenue in 2006, 2005 and 2004, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our exit from the Structured ASIC and ASIC synthesis markets will have a negative effect on revenue in 2007 and future periods.

Our exit from the Structured ASIC and ASIC synthesis markets will have an adverse affect on future revenue. The total revenue from this product line accounted for 8%, 11% and 12% of our total revenue in 2006, 2005 and 2004, respectively. In future periods, including 2007, we anticipate selling few new licenses of our Structured ASIC and ASIC synthesis products resulting in reduced revenue.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled.

We rely on sales of additional licenses to our existing customers, as well as annual maintenance contract renewals for our products. Additional license sales to our existing customers represented 82%, 79% and 78% of our sales in 2006, 2005 and 2004, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal in the past for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 8% of our revenue in 2006, 7% of our revenue in 2005 and 8% of our revenue in 2004. If these agreements were canceled or not renewed, our revenue could decline.

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

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline.

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

Although revenue has increased in our United States operations in 2004, 2005 and 2006, we have in the past experienced negative effects from economic downturns in the United States and other countries. In 2004, customers tightly controlled spending and reduced or delayed purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

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

We face significant competition from larger companies that market suites of semiconductor design software products that address all or almost all of the steps of semiconductor design or which incorporate intellectual property components for semiconductors. These competitors have greater financial resources and name recognition than we do. We believe that Mentor Graphics and Magma, each of which is also currently competing with us by marketing certain logic synthesis or verification products, could provide suites of products or individual products that include the functionality we currently provide in our products and at lower prices, or may otherwise have more favorable relationships with customers. If these or other vendors provide lower cost logic synthesis, physical synthesis or verification products that outperform our products in addition to having broader applications of their existing product lines, our products could become difficult to sell. Even if our competitors’ standard products offer functionality equivalent to that of our products, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less well-known vendor. Increased competition may negatively affect our business and future operating results by leading to price or market share reductions, or higher selling expenses.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to join their extensive distribution capabilities with our competitors’ products.

Larger semiconductor design software vendors, such as Cadence, Mentor Graphics and Magma, may acquire or establish cooperative relationships with other companies that may offer or develop competitive products. Because larger semiconductor design software vendors have significant financial and organizational resources, they may be able to further penetrate the logic synthesis, physical synthesis or verification markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the semiconductor design software product industry will continue to consolidate, as evidenced by the acquisitions of Nassda Corporation by Synopsys and Verisity Ltd. by Cadence in 2005. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

Our products and technologies are complex and we rely on experienced and knowledgeable research and development and sales personnel. We depend substantially on the continued service of Gary Meyers, our President and Chief Executive Officer, and Kenneth S. McElvain, our Chief Technology Officer, Vice President and a founder. We also depend on our sales personnel, particularly in certain areas of Europe and Asia where we employ a relatively small sales team. For example, in 2004 we experienced weakness in certain of our Asian sales locations due to turnover within our Asia sales force. There are a limited number of qualified people with the technical skills and understanding of FPGAs and/or EDA software necessary for our business.

We may not be able to preserve the value of our products’ intellectual property rights and other vendors could challenge our intellectual property rights.

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of December 31, 2006 had issued or allowed 42 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

In the past, we experienced losses and may experience losses in the future, which could result in a decline in the market price of our common stock.

We had net income of $3.2 million as of December 31, 2006, which included a restructuring charge of $854,000. Although we had net income of $6.6 million and $2.2 million in 2005 and 2004, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

As of December 31, 2006, our directors, officers and individuals or entities affiliated with our directors owned 42% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $5.00 during the 24 months ended December 31, 2006. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Customers outside North America accounted for approximately 44%, 43% and 42% of our total revenue in 2006, 2005 and 2004, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

We are subject to income and transaction taxes in the United States and in multiple foreign locations. Determining our worldwide provision for income taxes involves judgment and estimates and we cannot be certain that subsequent adjustments might be needed should updated information become available.

Our annual effective tax rate is calculated on the basis of our level of profitability and includes items such as the usage of tax loss carryforwards and credits that result in a federal and state tax provision combined with income taxes on earnings of certain foreign subsidiaries. Our annual effective tax rate may also be impacted due to the adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”) by the amount of foreign stock option expense that may not be deductible in the foreign jurisdictions and expenses related to the issuance to US employees for our employee stock purchase plan and incentive stock options. Also, SFAS 123R requires the tax benefit of stock option deductions relating to our employee stock purchase plan and incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future.

Although we believe our tax calculations are reasonable, we cannot be certain that the results of any audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during an audit, our operating results or financial position could be materially affected. As net loss carry forwards and credits expire, our effective income tax rate will increase significantly. The resulting decline in our profitability could negatively impact the market price of our common stock.

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

Our principal office is located in a leased facility in Sunnyvale, California which houses all of our marketing, administration and finance employees, the majority of our research and development and related customer support service employees, and some sales employees. Our Sunnyvale facility lease, which is approximately 66,212 square feet, expires in August 2007, however, we expect to renew it. All our offices are currently leased.

Location	Purpose	Approximate size (in Sq.Ft)	Expiration of Lease
North America:
Austin, TX	Sales	1,697	12/31/2009
Lisle, IL	Sales	1,195	8/31/2008

International:
Shanghai, China	Sales	194	6/9/2008
Tokyo, Japan	R&D, Sales	3,445	9/30/2008
Oxon, UK	Sales	603	12/31/2009
Bangalore, India	R&D, Sales	17,272	1/14/2010
Montpellier, France	R&D, Sales	1,560	1/15/2010

The rest of our office leases are not more than 12 months in duration. We expect that our current leased facilities will be sufficient for our needs during 2007. However, we may choose to expand certain existing sales and/or development offices or establish new ones during the year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF SYNPLICITY COMMON STOCK

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SYNP” since October 12, 2000. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$9.80	$5.88
Second Quarter	$6.70	$5.85
Third Quarter	$6.47	$5.28
Fourth Quarter	$7.00	$6.22

Fiscal Year Ended December 31, 2005
First Quarter	$7.04	$5.61
Second Quarter	$6.15	$5.00
Third Quarter	$7.95	$5.55
Fourth Quarter	$8.34	$6.17

On December 29, 2006, the last reported sale price of our common stock on the Nasdaq Global Select Market was $6.26 per share. As of March 1, 2007 there were 79 holders of record of our common stock.

DIVIDEND POLICY

To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during 2006 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Maximum Number of Shares that May Yet Be Purchased Under the Program (A)
January 1, 2006 through January 31, 2006 (1)	—	$—	—	805,174

February 1, 2006 through February 28, 2006 (1)	227,594	$7.10	227,594	577,580

March 1, 2006 through March 31, 2006 (1)	36,649	$6.66	36,649	540,931

April 1, 2006 through April 30, 2006 (1)	—	$—	—	540,931

May 1, 2006 through May 31, 2006 (A) (1) (2)	219,915	$6.60	219,915	1,321,016

June 1, 2006 through June 30, 2006 (2)	100,000	$6.49	100,000	1,221,016

July 1, 2006 through July 31, 2006 (2)	—	$—	—	1,221,016

August 1, 2006 through August 31, 2006 (2)	193,838	$5.87	193,838	1,027,178

September 1, 2006 through September 30, 2006 (2)	—	$—	—	1,027,178

October 1, 2006 through October 31, 2006 (2)	—	$—	—	1,027,178

November 1, 2006 through November 30, 2006 (2)	65,000	$6.81	65,000	962,178

December 1, 2006 through December 31, 2006 (2)	—	$—	—	962,178

Total	842,996	$6.57	842,996	962,178

(A)

In May 2005, our Board of Directors approved the renewal of our stock repurchase program. The program was again renewed by the Board in May 2006. The program allowed management to repurchase up to one million shares of our common stock over a twelve month period. In January 2007, the Board superceded the existing program with a new program which authorizes management to spend up to $10 million in 2007 for common stock repurchases. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

(1)	Authorized under May 2005 plan
(2)	Authorized under May 2006 plan

The graph below matches Synplicity, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Synplicity, Inc., The S & P 500 Index

And The S & P Information Technology Index

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Synplicity, Inc	100	28.02	58.19	44.33	61.53	46.40
S & P 500	100	77.90	100.24	111.15	116.61	135.03
S & P Information Technology	100	62.59	92.14	94.50	95.44	103.47

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of future performance.

	Years Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
License	$17,880	$19,460	$16,863	$18,188	$19,116
Maintenance	27,190	25,394	22,867	19,965	16,441
Bundled license and services	17,473	17,081	17,224	11,407	10,050

Total revenue	62,543	61,935	56,954	49,560	45,607
Cost of revenue:
Cost of license	153	139	112	222	184
Cost of maintenance	1,641	1,623	2,223	1,941	1,561
Cost of bundled license and services	457	623	671	456	373
Amortization of intangible assets	916	890	890	891	322

Total cost of revenue	3,167	3,275	3,896	3,510	2,440

Gross profit	59,376	58,660	53,058	46,050	43,167
Operating expenses:
Research and development	23,397	24,332	23,548	21,214	19,261
Sales and marketing	25,529	22,786	21,996	20,869	20,205
General and administrative	8,073	6,350	5,672	4,890	4,761
Restructuring charge	854	—	—	—	—
Acquired in-process research and development	—	—	—	—	2,800

Total operating expenses	57,853	53,468	51,216	46,973	47,027

Income (loss) from operations	1,523	5,192	1,842	(923)	(3,860)
Other income, net	2,856	1,549	604	581	900

Income (loss) before income taxes	4,379	6,741	2,446	(342)	(2,960)
Income tax provision	1,204	187	232	35	358

Net income (loss)	$3,175	$6,554	$2,214	$(377)	$(3,318)

Net income (loss) per share:
Basic net income (loss) per share	$0.12	$0.25	$0.09	$(0.01)	$(0.13)

Shares used in basic per share calculation	26,902	26,480	26,013	25,641	25,270

Diluted net income (loss) per share	$0.11	$0.23	$0.08	$(0.01)	$(0.13)

Shares used in diluted per share calculation	27,793	27,990	27,432	25,641	25,270

	December 31,
	2006	2005	2004	2003	2002
(in thousands)

Consolidated Balanced Sheet Data:
Cash, cash equivalents and short-term investments	$65,397	$57,099	$48,681	$45,374	$41,310
Working capital	$52,255	$47,312	$37,460	$34,042	$32,623
Total assets	$83,809	$76,893	$66,549	$63,187	$59,561
Long term obligations, less current portion	$—	$—	$—	$—	$—
Total shareholders’ equity	$58,115	$53,846	$44,848	$42,051	$42,173

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward- looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the consolidated financial statements included in this Annual Report, the statements under “Revenue recognition” regarding the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under “Years Ended December 31, 2006, 2005 and 2004—Cost of Revenue”; the statements under “Years Ended December 31,2006, 2005, and 2004—Operating expenses” regarding future operating expenses; the statements under “Years Ended December 31, 2006, 2005 and 2004- Income Taxes” regarding federal net operating income (loss) and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors”. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, Identify and Behavior Extracting Synthesis Technology are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective owners.

Company Overview

We are a leading provider of software products that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other electronics systems. We operate in one segment, the development and licensing of software products to these markets. We market and sell our products throughout the world, principally through our own sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have been insignificant relative to total sales and we expect this to continue. Additionally, we periodically provide custom software development services for our customers or partners. This work typically involves modifications to our existing product line negotiated with the customer.

Our geographic distribution of revenue for the last three years has been approximately 57% from North America, 16% from Japan, 17% from Europe and 10% from the rest of Asia.

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

•	In 2006, 2005 and 2004, revenue from our FPGA product line accounted for 84%, 81% and 83% of total revenue, respectively.

DSP Solution:

•

Synplify DSP: In July 2004, we introduced Synplify DSP, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In 2006, 2005 and 2004, revenue from our DSP product line accounted for 1%, 1% and less than 1% of total revenue, respectively.

ASIC Verification Solution:

•

Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In 2006, 2005 and 2004, revenue from our ASIC verification product line accounted for 7%, 7% and 5% of total revenue, respectively.

Structured ASIC and ASIC Synthesis Solutions:

Synplify ASIC is our logic synthesis product for ASIC design. Amplify RapidChip, Amplify ISSP, and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic’s RapidChip, NEC Electronics’ ISSP and Fujitsu Microelectronics’ AccelArray’s architectures, respectively.

In March 2006, one of our three partners serving the Structured ASIC and ASIC synthesis markets announced its decision to cease further development of its semiconductor product for which our software product was designed specifically and exclusively. After this announcement, we evaluated the impact of this decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets (“the ASIC products”) and to refocus our efforts on our core competencies in our FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering and sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities and wrote off capitalized software development costs related to the ASIC products. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. We anticipate customer support will be required on a declining bass though the middle of 2008. In 2006, 2005 and 2004, revenue from our Structured ASIC and ASIC synthesis product line accounted for 8%, 11% and 12% of total revenue, respectively.

Our total revenue is comprised of license revenue, maintenance revenue and bundled license and services revenue. For 2006, 2005 and 2004, 80%, 79% and 77%, respectively, of our sales have come from perpetual and term license sales. The majority of the remaining sales have come from time-based licenses. Customers who buy perpetual licenses will typically sign one year maintenance agreements which provide electronic, internet-based technical support and telephone support as well as unspecified product updates when and if available. Time-based licenses include maintenance services for the duration of their respective terms. We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Custom software development services revenue is recorded in bundled license and services revenue.

2006 Financial Overview

•	Total revenue for 2006 was $62.5 million, an 1% increase from $61.9 million in 2005

•	License revenue for 2006 was $17.9 million, an 8% decrease from $19.5 million in 2005

•	Maintenance revenue for 2006 was $27.2 million, a 7% increase from $25.4 million in 2005

•	Bundled license and services revenue for 2006 was $17.5 million, a 2% increase from $17.1 million in 2005

•

Operating income for 2006 was $1.5 million, which included stock-based compensation expense of $3.6 million. In 2005, operating income was $5.2 million, which included an insignificant stock-based compensation benefit.

•	Net income for 2006 was $3.2 million, a 52% decrease from $6.6 million in 2005

•	Diluted net income per share for 2006 was $0.11, a 52% decrease from $0.23 in 2005

•	Working capital for 2006 was $52.3 million, an 11% increase from $47.3 million in 2005

•	Deferred revenue for 2006 was $18.4 million, an 11% increase from $16.6 million in 2005

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

Revenue Recognition

We license our software products as perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue from custom software development services, through distributors and original equipment manufacturers (“OEMs”).

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

We make judgments as to whether collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor. In the fourth quarter of 2006, we recorded an additional $161,000 of revenues from distributors that we deemed to have substantial and sustained history of collections.

Additionally, we assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing.

License and maintenance offerings

License and maintenance revenue

We offer perpetual licenses for our products, whereby the customer receives the right to use the software license indefinitely. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license.

We also offer two and three year term licenses for certain products, where the customer has rights to use the license for such periods. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses.

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

Perpetual license and term license revenue is recognized upon delivery of the product as License Revenue in the Consolidated Statements of Operations (“Statements of Operations”). Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period as Maintenance Revenue in the Statements of Operations.

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

In addition, we periodically sell perpetual and term licenses to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the maintenance period.

In 2006, we entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs’ products. For the customization services, we have been able to make dependable estimates of progress towards completion. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the longer period of either the maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and estimated total contract costs, which are regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for 2006, 2005 and 2004 and was recorded in Bundled License and Services Revenue in the Statement of Operations.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the Structured ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products during the three months ended March 31, 2006 in the amount of $295,000. The restructuring charges are discussed in further detail in the paragraph below.

Restructuring Charge

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the Structured ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceived we had positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring plan has been completed and there was no remaining balance accrued as of December 31, 2006. The restructuring activity for the twelve months ended December 31, 2006 was as follows:

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impair ments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at December 31, 2006

(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

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

Valuation Allowance for Deferred Tax Assets

We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations are based on available evidence of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to generate positive domestic taxable income in 2007 is greatly dependent on the acceptance by our customers of new product introductions. Since the risks inherent in these new products is such that it limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2006 was recorded.

Valuation of Stock Based Payments under SFAS 123R

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on two stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, which represents management’s best estimate. A summary explanation follows:

Expected Stock Price Volatility—Our computation of expected volatility is based on historical volatility for the expected term of the options.

Expected Term of Option—Our expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Dividend Yield—The dividend yield assumption is based on our history and expectation of dividend payouts.

Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Forfeiture Rate—The forfeiture rate is based on a review of recent forfeiture activity and expected future employee turnover.

See Note 1 to the consolidated financial statements for a further discussion on stock-based compensation.

Results of Operations

The following discussion compares our results of operations for 2006 with 2005 and 2005 with 2004. There is no assurance that our historical operating results are indicative of our future results.

Total revenue

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

Revenue	$62.5	$61.9	$57.0	$0.6	1%	$4.9	9%

In 2006, our total revenue grew by 1% over 2005. In 2006, license revenue decreased by 8%, maintenance revenue increased by 7% and bundled license and services revenue increased 2% over 2005. While we would expect total revenue to increase in 2007 compared to 2006, there are a number of factors that could negatively affect that outcome, including but not limited to the following:

•	performance of our sales force;

•	availability of new products and upgrades;

•	the acceptance of these new offerings to our customers;

•	economic health and markets of our customer base; and

•	in the case of maintenance, the decisions made by our customers to purchase or renew maintenance contracts.

We expect total revenue in 2007 to be between $65.0 million and $67.0 million.

License revenue. License revenue includes license revenue from perpetual and term license sales.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

License revenue	$17.9	$19.5	$16.9	$(1.6)	(8)%	$2.6	15%
As a percentage of total revenue	29%	32%	30%

In 2006, license revenue decreased 8% or $1.6 million from 2005. License revenue in 2006 was lower principally due to the decrease in ASIC orders caused by our exit from the Structured ASIC and ASIC synthesis markets in March 2006.

Revenue from the Structured ASIC and ASIC synthesis product line decreased 75% in 2006 compared to 2005, and contributed 1% to total license revenue. License revenue from the FPGA product line represented 89% of the license revenue and decreased 5% as we sold more bundled license and services revenue in 2006 compared to 2005. The ASIC verification product line revenue was flat with 2005, and was 7% of license revenue. The DSP product line license revenue increased 21% in 2006 from 2005, and was 3% of license revenue in 2006.

In 2005, license revenue increased 15% or $2.6 million over 2004. The FPGA product line revenue increased 13%, led by Synplify Pro and Synplify Premier, and represented 86% of total license revenue. ASIC verification product line license revenue in 2005 was substantially higher than in 2004, and represented 6% of license revenue. The DSP product line license revenue increased significantly in 2005 from 2004 on a percentage basis, however, it represented only 2% of total license revenue in 2005. License revenue from the Structured ASIC and ASIC synthesis product line decreased 9% in 2005 compared to 2004, and comprised 5% of license revenue in 2005.

Maintenance revenue.    Maintenance revenue includes recognizable maintenance revenue from contracts associated with perpetual and term license sales.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

Maintenance revenue	$27.2	$25.4	$22.9	$1.8	7%	$2.5	11%
As a percentage of total revenue	44%	41%	40%

In 2006, maintenance revenue increased 7% or $1.8 million over 2005. Revenue from the FPGA product line increased 7% in 2006 compared to 2005, and represented 91% of total maintenance revenue. The ASIC verification product line revenue increased 20% in 2006 from 2005, and comprised 5% of total maintenance revenue. The DSP product line maintenance revenue more than doubled on a percentage basis in 2006 over 2005, however, it represented only 1% of the total in 2006. Renewal rates remained constant in 2006 and 2005 and we realized an increase in customers returning to active maintenance in 2006 compared to 2005. As anticipated, maintenance revenue from the Structured ASIC and ASIC synthesis product line decreased 29% in 2006 compared to 2005, due to our exit from this market in the first quarter of 2006. The Structured ASIC and ASIC synthesis product line maintenance revenue was 3% of total maintenance revenue in 2006.

In 2005, maintenance revenue increased 11% or $2.5 million over 2004, led by an increase of 10% in the FPGA product line maintenance revenue which represented 91% of total maintenance revenue in 2005. The ASIC verification product line maintenance revenue increased 26% in 2005 over 2004, and was 5% of total maintenance revenue in 2005.

Bundled license and services revenue.    Bundled license and services revenue includes revenue from time-based licenses which include and maintenance, development agreements, and other services such as consulting, technical support, and user guides.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

Bundled license and services revenue	$17.5	$17.1	$17.2	$0.4	2%	$(0.1)	(1)%
As a percentage of total revenue	28%	28%	30%

In 2006, bundled license and services revenue increased 2% or $393,000. Revenue from the FPGA product line increased 16% in 2006 compared to 2005, and represented 40% of bundled license and services revenue in 2006. Revenue from the Structured ASIC and ASIC synthesis product line increased 7% in 2006 compared to 2005, and comprised 20% of bundled license and services revenue in 2006. The ASIC verification product line revenue decreased 16% in 2006 from 2005, and was 9% of bundled license and services revenue in 2006. The DSP product line revenue more than doubled on a percentage basis in 2006 from 2005, however, it contributed less than 1% of bundled license and services revenue in 2006. Custom software development services revenue decreased 9% in 2006 from 2005, due to our exit from the ASIC market and represented 31% of bundled license and services revenue in 2006.

In 2005, bundled license and services revenue decreased 1% or $142,000 from 2004. Revenue from the FPGA product line decreased 16% in 2005 compared to 2004, and represented 35% of bundled license and services revenue in 2005. Custom software development services revenue decreased 10% in 2005 from 2004, and was 35% of bundled license and services revenue in 2005. Revenue from the Structured ASIC and ASIC synthesis product line increased 42% in 2005 compared to 2004, and comprised 19% of bundled license and services revenue in 2005. The ASIC verification product line revenue increased 55% in 2005 from 2004, and was 11% of bundled license and services revenue in 2005.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping perpetual and term licenses.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in thousands, except percentages)

Cost of license revenue	$153	$139	$112	$14	10%	$27	24%
As a percent of license revenue	1%	1%	1%

Cost of license revenue increased 10% in 2006 from 2005 and 24% in 2005 from 2004 primarily due to amortization of purchased software that we incorporate into our products.

Cost of maintenance revenue.    Cost of maintenance revenue consists of the costs of personnel, including stock-based compensation, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts who purchased perpetual and term licenses.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

Cost of maintenance revenue	$1.6	$1.6	$2.2	$—	(0)%	$(0.6)	(27)%
As a percent of maintenance revenue	6%	6%	10%
As a percent of total revenue	3%	3%	4%
Stock-based compensation	$0.1	$—	$—
Stock-based compensation as a percent of cost of maintenance	6%	0%	0%

In 2006, cost of maintenance revenue was flat with 2005. The increase in stock-based compensation expense and an increase in our percentage allocation from research and development to cost of maintenance revenue was offset by a reduction in headcount required to support our customers.

In 2005, cost of maintenance revenue decreased from 2004, as less time was required to support to our customers who are under maintenance contracts.

Cost of bundled license and services revenue.    Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts and time based licenses, which also includes allocation of license and maintenance costs.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in thousands, except percentages)

Cost of bundled license and services revenue	$457	$623	$671	$(166)	(27)%	$(48)	(7)%
As a percent of bundled license and services revenue	3%	4%	4%
As a percent of total revenue	1%	1%	1%

In 2006, cost of bundled license and services revenue decreased 27% from 2005 as a result of a reduction in development contracts.

In 2005, cost of license revenue decreased 7% from 2004 due to the lower engineering costs associated with the NEC Electronics, Lattice Semiconductor and Fujitsu Microelectronics custom development service agreements.

Amortization of intangible assets.    Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. The intangible assets are expensed over three to five-year useful lives.

The following summarizes our actual expense for 2004, 2005 and 2006 and estimated future amortization expense related to the above intangible assets:

	Actual			Estimated
	2004	2005	2006	2007	2008	2009	2010	2011
(in thousands)

Amortization of intangible assets from acquisitions	$890	$890	$890	$569	$—	$—	$—	$—

Amortization of intangible assets from purchase of technology	$—	$—	$34	$100	$100	$100	$100	$66

Operating expenses

Research and development.    Research and development expenses include compensation and related expenses, outside services, equipment and software costs and allocated overhead expenses.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentage)
Research and development	$23.4	$24.3	$23.5	$(0.9)	(4)%	$0.8	3%
As a percent of total revenue	37%	39%	41%
Stock-based compensation	$1.6	$—	$—
Stock-based compensation as a percent of research and development expense	7%	0%	0%

In 2006, research and development expenses decreased 4% from 2005, primarily due to lower headcount in 2006 as a result of our restructuring in March 2006 and a decrease in the utilization of outside services. These decreases were partially offset by increased stock-based compensation expense, and a lower allocation of expenses from research and development expenses to cost of license for customized software development work. Headcount was 151 at December 2006 compared to 181 at December 2005.

In 2005, research and development expenses increased 3% over 2004, due to an increase in headcount from 159 in 2004 to 181 in 2005.

Sales and marketing.    Sales and marketing expenses include compensation, commissions and related expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in million, except percentage)

Sales and marketing	$25.5	$22.8	$21.9	$2.7	12%	$0.9	4%
As a percent of total revenue	41%	37%	38%
Stock-based compensation	$1.0	$—	$—
Stock-based compensation as a percent of sales and marketing expense	4%	0%	0%

In 2006, sales and marketing expenses increased 12% compared to 2005, primarily due to the impact of higher commissions and bonuses for sales teams that exceeded target quotas for the year, stock-based compensation and salary increases. Expenses were also higher in 2006 due to the international sales conference held in 2006, which is held every other year. These increases were partially offset by lower recruiting fees and marketing communication expenses.

In 2005, sales and marketing expenses increased 4% compared to 2004, due to salary increases and new hires in North America and Asia focused primarily on the DSP product line. Expenses also increased from various marketing promotions primarily in Europe, competitive market research and travel expenses, partially offset by lower commissions and tradeshow and seminar expenses.

General and administrative.    General and administrative expenses include compensation and related expenses, accounting and legal expenses, outside services and allocated overhead expenses.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentages)

General and administrative	$8.1	$6.4	$5.6	$1.7	27%	$0.8	14%
As a percent of total revenue	13%	10%	10%
Stock-based compensation	$1.0	$—	$—
Stock-based compensation as a percent of general and administrative expense	12%	0%	0%

In 2006, general and administrative expenses increased 27% compared to 2005 due to an increase in stock-based compensation expense, accounting and consulting fees and salary increases. Expenses were also higher in 2006 due to higher overhead allocation. These increases were partially offset by a decrease in business insurance expenses.

In 2005, general and administrative expenses increased 14% compared to 2004, due to salary increases, increased headcount and recruiting expenses, international tax consulting services and investor relations, partially offset by lower legal fees and business insurance expenses.

2007 Operating Expenses Outlook

In 2007, we expect our total operating expenses to grow at a slower rate than revenue. Our operating expenses principally consist of headcount related costs. There will be modest increases in headcount and increased salaries. The majority of the headcount increases will be in our overseas research and development offices. In sales and marketing, the headcount increase is expected to be marginal as we believe our worldwide channel is staffed appropriately. In general and administrative, we do not anticipate any new hires; however, our costs such as consulting services, legal and accounting may increase. There are a number of factors that could negatively affect the outcome of the results. See “Risk Factors” regarding the risks that could affect the future performance of our company.

Other income, net

Other income, net includes interest income earned on cash and investments. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

				$ change	% change	$ change	% change
	2006	2005	2004	2006-2005		2005-2004
(in millions, except percentage)

Other income, net	$2.9	$1.5	$0.6	$1.4	93%	$0.9	150%
As a percent of total revenue	5%	2%	1%

Other income increased in 2006 over 2005 and in 2005 over 2004 due to higher interest rates and a higher level of investments as we generated additional cash in each year.

Income Taxes

				$ change
	2006	2005	2004	2006-2005	2005-2004
(in thousands)

Income tax provision	$1,204	$187	$232	$1,017	$(45)
Deferred tax assets	$13,743	$12,477	$13,611	$1,266	$(1,134)

In 2006, we reported a tax provision of $1.2 million, consisting primarily of federal alternative minimum income tax and taxes related to our foreign entities.

Our provision for income taxes in 2006 differed from the tax provision that would have been derived from applying the federal statutory rate to our income before taxes primarily due to the use of federal credits in order to arrive at the US alternative minimum tax plus the tax on income of our foreign entities. We recorded an income tax provision of $187,000 and $232,000 in 2005 and 2004. Our provision for income taxes in 2005 and 2004 differed from the tax provision that would have been derived from applying the federal statutory rate to our income before taxes primarily due to the utilization of net operating losses, federal and state tax credits foreign income taxes and an increase in the valuation allowance for deferred tax assets.

As of December 31, 2006, we had deferred tax assets of approximately $13.7 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of SFAS 109. Based on the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2006 was recorded. The valuation allowance increased by approximately $1.2 million in 2006 from 2005 and decreased by approximately $1.1 million in 2005 from 2004.

As of December 31, 2006, we had federal and California research and development tax credit carryforwards of approximately $4.6 million and $5.1 million, respectively. The federal research credits will begin to expire in the year 2011 and the California research credits carry forward indefinitely. The Company also has federal and state alternative minimum tax credit carryforwards of $450,000 and $40,000 which have no expiration date. The Company also has foreign tax credit carryforwards of approximately $477,000. State investment tax credits also exist of approximately $44,000 which begin to expire in 2010.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $2.9 million. We also had federal and state tax credit carryforwards of approximately $4.5 million and $4.7 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2011, if not utilized. The state tax credits carry forward indefinitely.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $9.2 million, short-term investments of $56.2 million, an accumulated deficit of $4.3 million and working capital of $52.3 million.

Net cash provided by operating activities was $12.8 million, $7.9 million and $4.9 million for 2006, 2005 and 2004, respectively. In 2006, the increase in net cash provided by operating activities compared to 2005 was primarily due to the increase in stock-based compensation, a non-cash expense, a decrease in our accounts receivable and an increase in our deferred revenue, offset by the decrease in net income. In 2005, the increase in net cash provided by operating activities from 2004 was primarily due to the increase in net income and an increase in deferred revenue offset by an increase in accounts receivables.

Net cash used in investing activities was $15.0 million, $5.7 million and $415 thousand for 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004 cash used in investing activities was primarily for the purchases of short-term investments, software and computer equipment, offset by maturities of short-term investments.

Net cash used in financing activities was $2.6 million in 2006, and in 2005 and 2004 net cash provided by financing activities was $2.2 million and $506,000, respectively. In 2006, $5.5 million of cash was used to repurchase common stock while $3.0 million was generated by the exercise of stock options and the sale of common stock to employees under our stock purchase program. In 2005 and 2004, the cash generated by stock option exercises and the sale of common stock to employees exceeded the cash utilized to repurchase shares of our common stock.

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

We believe that our cash and short-term investments balance of $65.4 million as of December 31, 2006 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
(in thousands)

Operating lease obligations	$2,475	$1,207	$—	$—	$3,682
Purchase obligations*	308	84	—	—	392

Total	$2,783	$1,291	$—	$—	$4,074

*	Purchase obligations exclude agreements that are cancelable without penalty.

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

We develop products in the United States, France, Turkey and India and sell those products primarily in North America, Europe and Asia including Japan. Our revenue from sales outside North America represented approximately 44%, 43% and 42% of our total revenue in 2006, 2005 and 2004, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in

U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations and to date, have not been material. The effects of translation of our Japanese subsidiary are included in shareholders’ equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. If foreign currency rates, relative to the US dollar, were to fluctuate by 100 basis points from rates as of December 31, 2006, the effect on our operating results and financial position would not be material. However, as our international sales and operations have expanded, our exposure to foreign currency fluctuations has increased.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2006, the change in the fair value of our investment portfolio would not be material. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of December 31, 2006, our cash equivalents consisted of certificates of deposit, money market funds, and bankers’ acceptance and our short-term investments consisted of U.S. Government agency notes, commercial paper, certificates of deposit, corporate notes and bankers’ acceptance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent registered public firms’ report appear on pages 49 through 73 of this Annual Report.

Quarterly Data

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
(in thousands, except per share data)

Total revenue	$16,417	$16,270	$15,387	$14,469	$16,299	$15,895	$15,183	$14,558
Total cost of sales	$811	$764	$728	$864	$784	$835	$845	$811
Gross profit	$15,606	$15,506	$14,659	$13,605	$15,515	$15,060	$14,338	$13,747
Restructuring charge	$—	$—	$—	$854	$—	$—	$—	$—
Net income (loss)	$1,594	$1,645	$1,115	$(1,178)	$2,618	$2,500	$921	$515
Net income (loss) per share:
Basic	$0.06	$0.06	$0.04	$(0.04)	$0.10	$0.09	$0.04	$0.02
Diluted	$0.06	$0.06	$0.04	$(0.04)	$0.09	$0.09	$0.03	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Evaluation conclusion

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Reports of Internal Control over Financial Reporting

Report of Synplicity Inc. Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management’s assessment, it believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting at Item 9A, that Synplicity, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synplicity Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Synplicity, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Synplicity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated balance sheets of financial statements of Synplicity, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Synplicity, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

                            /s/ Ernst & Young LLP

San Jose, California

March 15, 2007

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement of our 2007 Annual Meeting of Shareholders, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (“Proxy Statement”) in this section. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report in “Business—Executive Officers”.

We have adopted a code of ethics that applies to principal executive officers, senior financial officers and Section 16 officers (including our Chief Executive Officer and Chief Financial Officer). We have posted this code of ethics on our website at www.synplicity.com on our Investor Relations page for reference and we undertake to send a copy to anyone, without charge. We intend to satisfy the disclosure requirement regarding any amendments to or waivers from the code of ethics by posting such information on our website at www.synplicity.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee,” and “Compensation Discussion and Analysis” contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Compensation Information” contained in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section captioned “Corporate Governance” contained in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned under the headings “Report of the Audit Committee” and “Proposal Four– Ratification of Appointment of the Independent Registered Public Accounting Firm” contained in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (see page 76)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

3.1.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**

10.2	Amended and Restated 1995 Stock Option Plan(1)**

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**

10.3	2000 Stock Option Plan(1)**

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**

10.4	2000 Director Option Plan(1)**

10.4.1	Form of Option Agreement under 2000 Director Option Plan(1)**

10.5	2000 Employee Stock Purchase Plan(1)**

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(1)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(1)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(3)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(3)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(5)

10.29.1	Lease dated October 23, 2006 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office

10.31.1	Lease dated January 10, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(16)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(6)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(8)**

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(9)**

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(7)

10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(7)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(9)**

10.41	Variable Incentive Pay Plan dated February 17, 2005(11)**

10.41.1	Variable Incentive Pay Plan dated February 17, 2005(17)**

10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(12)**

10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(12)**

10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(13)

10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(15)**

10.45	Lease dated May 20, 2005 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza B Block 1st floor Bilkent, Turkey office(14)

10.46	Letter of Promotion dated January 13, 2006 between Registrant and James Lovas(18)**

10.47	Lease dated November 6, 2006 between Registrant and Chiltern House Business Centre Limited for the Suite 1C at Chiltern House Business Centre, 45 Station road, Henley-on-Thames, Oxfordshire, RG9 1AT, United Kingdom office

10.48	Lease between Registrant and Information Technology Park Ltd. for the Unit 1 & Unit 2 Seven Floor, Navigator Building, International Tech Park, Bangalore, India development office

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 74)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
**	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(8)	Filed as an exhibit to our 8-K filed September 22, 2004.
(9)	Filed as an exhibit to our 8-K filed October 4, 2004.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Filed as an exhibit to our 8-K filed February 17, 2005.
(12)	Filed as an exhibit to our 8-K filed May 18, 2005.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Filed as an exhibit to our 8-K filed October 20, 2005.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(18)	Filed as an exhibit to our 8-K filed January 31, 2006.

(b) Exhibits.    See Item 15(a)(3) above.

(c) Financial Statement Schedules.    See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

We have audited the accompanying consolidated balance sheets of Synplicity, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synplicity, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 15, 2007

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$9,237	$13,941
Short-term investments	56,160	43,158
Accounts receivable, less allowances of $128 at December 31, 2006 and 2005	10,323	10,888
Other current assets	2,229	2,372

Total current assets	77,949	70,359
Property and equipment, net	2,390	2,631
Goodwill	1,272	1,272
Intangible assets, net	1,035	1,882
Other assets	1,163	749

Total assets	$83,809	$76,893

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,299	$944
Accrued liabilities	1,537	1,461
Accrued compensation	4,449	4,031
Deferred revenue	18,409	16,611

Total current liabilities	25,694	23,047

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 or 2005	—	—
Common stock, no par value: 110,000,000 shares authorized; 26,865,383 and 27,029,813 shares issued and outstanding at December 31, 2006 and 2005, respectively	55,706	58,257
Additional paid-in capital	6,993	3,360
Accumulated deficit	(4,255)	(7,430)
Accumulated other comprehensive loss	(329)	(341)

Total shareholders’ equity	58,115	53,846

Total liabilities and shareholders’ equity	$83,809	$76,893

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
License	$17,880	$19,460	$16,863
Maintenance	27,190	25,394	22,867
Bundled license and services	17,473	17,081	17,224

Total revenue	62,543	61,935	56,954
Cost of revenue:(1)
Cost of license	153	139	112
Cost of maintenance	1,641	1,623	2,223
Cost of bundled license and services	457	623	671
Amortization of intangible assets	916	890	890

Total cost of revenue	3,167	3,275	3,896

Gross profit	59,376	58,660	53,058
Operating expenses:(1)
Research and development	23,397	24,332	23,548
Sales and marketing	25,529	22,786	21,996
General and administrative	8,073	6,350	5,672
Restructuring charge	854	—	—

Total operating expenses	57,853	53,468	51,216

Income from operations	1,523	5,192	1,842
Other income, net	2,856	1,549	604

Income before income taxes	4,379	6,741	2,446
Income tax provision	1,204	187	232

Net income	$3,175	$6,554	$2,214

Net income per share:
Basic net income per common share	$0.12	$0.25	$0.09

Shares used in basic per share calculation	26,902	26,480	26,013

Diluted net income per common share	$0.11	$0.23	$0.08

Shares used in diluted per share calculation	27,793	27,990	27,432

(1) Amortization of stock-based compensation expense (benefit) relates to the following:
	Years Ended December 31,
	2006	2005	2004
Cost of maintenance	$106	$—	$3
Research and development	1,630	—	53
Sales and marketing	956	—	51
General and administrative	941	(4)	79

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2003	25,870	$55,601	$3,178	$(16,198)	$(530)	$42,051
Issuance of common stock from stock option exercises and our employee stock purchase plan	585	1,851	—	—	—	1,851
Repurchase of shares	(275)	(1,345)	—	—	—	(1,345)
Amortization of deferred stock-based compensation	—	—	186	—	—	186
Comprehensive income:
Net income	—	—	—	2,214		2,214
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(62)	(62)
Net unrealized loss on investments	—	—	—	—	(47)	(47)

Total other comprehensive loss						(109)

Total comprehensive income						2,105

Balance at December 31, 2004	26,180	$56,107	$3,364	$(13,984)	$(639)	$44,848
Issuance of common stock from stock option exercises and our employee stock purchase plan	1,478	5,959	—	—	—	5,959
Repurchase of shares	(628)	(3,809)	—	—	—	(3,809)
Amortization of deferred stock-based compensation	—	—	(4)	—	—	(4)
Comprehensive income:
Net income	—	—	—	6,554	—	6,554
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	287	287
Net unrealized loss on investments	—	—	—	—	11	11

Total other comprehensive income						298

Total comprehensive income						6,852

Balance at December 31, 2005	27,030	$58,257	$3,360	$(7,430)	$(341)	$53,846
Issuance of common stock from stock option exercises and our employee stock purchase plan	678	2,991	—	—	—	2,991
Repurchase of shares	(843)	(5,542)	—	—	—	(5,542)
Stock-based compensation expenses	—	—	3,633	—	—	3,633
Comprehensive income (loss):
Net income	—	—	—	3,175	—	3,175
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—		(13)	(13)
Net unrealized gain on investments	—	—		—	25	25

Total other comprehensive income						12

Total comprehensive income						3,187

Balance at December 31, 2006	26,865	$55,706	$6,993	$(4,255)	$(329)	$58,115

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$3,175	$6,554	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,735	1,857	1,931
Stock-based compensation	3,633	(4)	186
Amortization of intangible assets and capitalized software costs	982	904	890
Impairment of capitalized software	335	—	—
Changes in operating assets and liabilities:
Accounts receivable	565	(2,575)	(563)
Other current assets	103	(205)	(113)
Other assets	(344)	31	(221)
Accounts payable	355	(143)	(11)
Accrued liabilities	76	63	(358)
Accrued compensation	418	234	469
Deferred revenue	1,798	1,192	465

Net cash provided by operating activities	$12,831	$7,908	$4,889

Investing activities:
Purchases of property and equipment	$(1,494)	$(1,499)	$(1,979)
Purchase of technology	(500)	—	—
Capitalization of software costs	—	(439)	—
Purchases of short-term investments	(104,448)	(81,046)	(49,686)
Proceeds from maturities of short-term investments	88,457	77,333	51,250
Proceeds from sales of short-term investments	3,014	—	—

Net cash used in investing activities	$(14,971)	$(5,651)	$(415)

Financing activities:
Proceeds from sale of common stock	$2,991	$5,959	$1,851
Repurchases of common stock	(5,542)	(3,809)	(1,345)

Net cash (used in) provided by financing activities	$(2,551)	$2,150	$506

Effect of exchange rate changes on cash	$(13)	$287	$(62)

Net increase (decrease) in cash and cash equivalents	$(4,704)	$4,694	$4,918
Cash and cash equivalents at beginning of the year	13,941	9,247	4,329

Cash and cash equivalents at end of the year	$9,237	$13,941	$9,247

Supplemental disclosure of cash flow information:
Cash paid for taxes	$548	$168	$329

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Organization and Business

Synplicity Inc. (“our company”, “our”, “we”, or “us”) was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripherals, and other electronics systems.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

In 2006, we modified our accounts receivable, deferred revenue, deferred tax assets, the valuation allowance, revenue and cost of revenue in our consolidated financial statements presentation. Accordingly, the related amounts reported in the consolidated financial statements for 2005 and 2004 have been reclassified to conform to the current period presentation. In addition, the amount of the previously reported 2005 deferred tax assets and related valuation allowance was adjusted to reflect an increase of $2.6 million. The increase of $2.6 million was made to reflect the tax basis differences of acquisition related intangibles not previously considered. The increase to the deferred tax assets and valuation allowance had no impact to operations.

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

Derivative Instruments

Historically, we entered into foreign currency forward exchange contracts designed to reduce our exposure to changes in the Japanese yen. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are entered into at or near the end of the month. These contracts are remeasured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the statement of operations. The changes in the values of the forward contracts were not material for 2004 and 2005. Beginning in 2006, we did not enter into any foreign currency forward contracts.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

We distribute our products through our direct sales force and third-party distributors throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain and update quarterly an allowance for doubtful accounts for estimated potential credit losses, and such losses in 2006, 2005 and 2004 were not material. No customer or distributor accounted for 10% or more of total revenue for 2006, 2005 or 2004. Sales to customers outside of North America accounted for $27.8 million, $26.4 million and $24.2 million of our total revenue in 2006, 2005 and 2004, respectively.

In accordance with our investment policy, we invest only in high credit quality debt instruments held by reputable financial institutions.

Cash Equivalents and Investments

All of our cash equivalents and investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss), net of tax, if any. The fair value of the investments is based on quoted market prices. Realized gains and losses are included in other income and to date have not been material. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, while investments that have maturities greater than three months at the date of purchase are considered short-term investments if they mature within 12 months of the balance sheet date. The cost of securities sold is based upon the specific identification method.

Accounts Receivable

Generally, our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

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

Product Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process,

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility is established upon completion of a working model. Capitalized software costs were $144,000, $439,000 and $0 for 2006, 2005 and 2004, respectively. Capitalized software costs are amortized over the product’s estimated economic life of three to five years and were $58,000, $14,000 and $0 for 2006, 2005 and 2004, respectively. Impairment of capitalized software development costs in the three months ended March 31, 2006 is discussed in the section below.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

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

In accordance with the provisions of SFAS 86 at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the Structured ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products during the three months ended March 31, 2006 in the amount of $295,000. The restructuring charge is discussed in further detail in the paragraph below.

Restructuring Charge

In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the Structured ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic’s RapidChip product. After this announcement, we evaluated the impact of LSI Logic’s decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceived we had positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The restructuring plan has been completed and there was no remaining balance accrued as of December 31, 2006. The restructuring activity for the twelve months ended December 31, 2006 was as follows:

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Restructuring Charge Incurred in March 2006	Net Cash Payments	Asset Impair ments	Accrued Restructuring Charge at March 31, 2006	Net Cash Payments in Second Quarter 2006	Accrued Restructuring Charge at December 31, 2006
(in thousands)
Severance and related costs	$479	$(446)	$—	$33	$(33)	$—
Capitalized software development cost:
Asset impairment of capitalized software	295	—	(295)	—	—	—
Prepaid maintenance	40	—	(40)	—	—	—
Capitalized development cost	40	—	(40)	—	—	—

	$854	$(446)	$(375)	$33	$(33)	$—

Revenue Recognition

We license our software products as perpetual licenses, term licenses and time-based licenses. In addition, we also generate revenue from custom software development services, through distributors and original equipment manufacturers (“OEMs”).

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

We make judgments as to whether collection of the fee is probable based on the analysis provided by our credit review procedures. Revenue on arrangements to end-user customers that have met all of the revenue recognition criteria except probability of collection is recognized as collection becomes reasonably assured, which is generally as payments are received. Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when either we have received payment for the product or we assess that we have a substantial and sustained history of collections from the distributor. In the fourth quarter of 2006, we recorded an additional $161,000 of revenues from distributors that we deemed to have substantial and sustained history of collections.

Additionally, we assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing.

License and maintenance offerings

License and maintenance revenue

We offer perpetual licenses for our products, whereby the customer receives the right to use the software license indefinitely. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also offer two and three year term licenses for certain products, where the customer has rights to use the license for such periods. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses.

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

Perpetual license and term license revenue is recognized upon delivery of the product as License Revenue in the Consolidated Statements of Operations (“Statements of Operations”). Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period as Maintenance Revenue in the Statements of Operations.

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

In addition, we periodically sell perpetual and term licenses to OEMs for incorporation into their products and distribution to their customers. As part of these arrangements we have certain maintenance and support obligations to the OEMs. Since the maintenance associated with these types of arrangements is not sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the maintenance period.

In 2006, we entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs’ products. For the customization services, we have been able to make dependable estimates of progress towards completion. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the longer period of either the maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and estimated total contract costs, which are regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for 2006, 2005 and 2004 and was recorded in Bundled License and Services Revenue in the Statement of Operations.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

Advertising

Costs related to advertising are expensed as incurred. Advertising expense for 2006, 2005 and 2004 was $154,000, $188,000 and $121,000, respectively.

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

Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheets as of December 31, 2006 and 2005.

Accumulated Other Comprehensive Income (Loss)

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For 2006, 2005 and 2004, the components of comprehensive income (loss) have been included in the Statement of Shareholders’ Equity. The components of accumulated other comprehensive losses are as follows:

	Years Ended December 31,
	2006	2005	2004
(in thousands)
Foreign currency translation adjustment	$(319)	$(306)	$(593)
Unrealized loss on available for sale investments, net of tax	(10)	(35)	(46)

Total accumulated other comprehensive loss	$(329)	$(341)	$(639)

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options. Stock options are generally time-based, vesting over a 4-year vesting period with 25% of the option vesting after one year and monthly thereafter for new employees. For existing employees the options generally vest monthly upon grant issuance. All options expire 10 years from the grant date. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock on the purchase date decreases below the previous offering period price in the current plan, that ESPP plan is reset to the lower price. As of December 31, 2006, we had approximately 12.6 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the twelve months ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Upon adoption of SFAS 123R, we have elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R, paragraph 81. Under the “long form” method, we determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. We also determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS 123R and outstanding at the adoption date.

Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. In addition, we have elected to account for the indirect benefits of stock-based compensation on such items as the alternative minimum tax, the research tax credit and the domestic production deduction, through the consolidated statement of income (continuing operations) rather than through paid-in-capital.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summaries the effects of share-based compensation resulting from the application of SFAS 123R:

Year Ended
December 31, 2006
(in thousands)

Cost of maintenance	$106
Research and development	1,630
Sales and marketing	956
General and administrative	941

Stock-based compensation effects in income before taxes	3,633
Income taxes	(999)

Net share-based compensation effects in net income	$2,634

Share-based compensation effects on basic earnings per common share	$0.10

Share-based compensation effects on diluted earnings per common share	$0.09

Net cash proceeds from the exercise of stock options were $1.7 million for the year ended December 31, 2006. No income tax benefit was realized from stock option exercises during the year ended December 31, 2006.

Prior to the adoption of SFAS 123R, we applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), amended by SFAS 148, Accounting for Stock-Based Compensation —Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In general, the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date. Accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma information regarding net income effect and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
(in thousands, except per share data)

Net income, as reported	$6,554	$2,214
Add: Stock-based employee compensation expense (benefit) included in reported net income	(4)	186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,856)	(6,373)

Pro forma net income (loss)	$1,694	$(3,973)

Basic net income (loss) per share:
As reported	$0.25	$0.09

Pro forma	$0.06	$(0.15)

Diluted net income (loss) per share:
As reported	$0.23	$0.08

Pro forma	$0.06	$(0.15)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004, respectively:

	Stock Options				Employee Stock Purchase Plan
	Years Ended December 31,				Years Ended December 31,
	2006		2005	2004	2006	2005	2004
	Officers and Directors	All Other Employees	All Employees and Directors	All Employees and Directors	All Employees and Directors
Expected life (in years)	4.0	3.1	4.4	4.0	1.71	1.19	1.16
Interest rate	4.93%	4.87%	4.34%	3.14%	4.81%	4.26%	3.24%
Volatility	0.56	0.49	0.65	0.83	0.43	0.57	0.77
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$3.24	$2.22	$3.25	$3.24	$2.12	$2.10	$2.53

Our computation of expected volatility for the years ended December 31, 2006, 2005 and 2004 was based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore we will be adopting it as of January 1, 2007. The cumulative effect of the interpretation’s adoption may be an adjustment to retained earnings in the adoption year. We have not determined the impact this interpretation will have on our consolidated financial position, results of operations or cash flows.

On September 15, 2006, the Financial Accounting Standards Board issued Statement 157 Accounting for Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The Statement also requires expanded disclosure with respect to fair value measurements. It is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating its impact on our financial statements.

On February 15, 2007, the Financial Accounting Standards Board issued Statement 159 Accounting for the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. It is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating its impact on our financial statements.

Note 2.    Financial Instruments

Available-for-sale securities were as follows as of December 31, 2006 and 2005:

	Cost	Unrealized Gain (Loss)	Fair Market Value
(in thousands)

2006:
Cash equivalents:
Certificates of deposit	$2,495	$—	$2,495
Money market funds	1,719	—	1,719
Bankers’ acceptance	297	—	297

Total cash equivalents	$4,511	$—	$4,511

Short-term investments:
U.S. Government agency notes	$36,912	$5	$36,917
Commercial paper	6,694	(2)	6,692
Certificates of deposit	4,801	1	4,802
Corporate notes	4,570	(2)	4,568
Bankers’ acceptance	3,181	—	3,181

Total short-term investments	$56,158	$2	$56,160

	Cost	Unrealized Gain (Loss)	Fair Market Value
2005:
Cash equivalents:
Commercial paper	$4,984	$(1)	$4,983
Money market funds	4,582	—	4,582
Certificates of deposit	2,200	1	2,201

Total cash equivalents	$11,766	$—	$11,766

Short-term investments:
U.S. Government agency notes	$29,615	$(25)	$29,590
Commercial paper	6,992	(3)	6,989
Certificates of deposit	2,600	(5)	2,595
Bankers’ acceptance	2,470	—	2,470
Corporate notes	1,516	(2)	1,514

Total short-term investments	$43,193	$(35)	$43,158

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2006	2005
(in thousands)

Computer hardware and other equipment	$10,745	$10,141
Computer software	2,783	2,295
Furniture and fixtures	446	432
Leasehold improvements	449	375

	$14,423	$13,243
Less accumulated depreciation	(12,033)	(10,612)

	$2,390	$2,631

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets: computer hardware and other equipment and computer software 3 to 5 years, furniture and fixture 3 years and leasehold improvements over the remaining term of the lease.

Note 4.    Commitments and Contingencies

Operating lease

We lease our corporate facility in Sunnyvale, California and lease a number of sales or development offices in various states as well as in certain other countries. In September 2002, we entered into a new corporate facility lease in Sunnyvale, California, which expires in August 2007 and have an option to extend the lease by five years. Additionally, a number of our other leases contain various renewal options. We also have operating leases for automobiles, computers and office equipment and we have purchase commitments primarily related to software and telephone services.

Rent expense was $2.7 million for 2006 and 2005, and $2.6 million for 2004.

Future Payments

Our future minimum payments at December 31, 2006 are as follows:

Years	Operating Leases	Purchase Commitments*	Total
(in thousands)

2007	$2,475	$308	$2,783
2008	742	65	807
2009	447	19	466
2010	18	—	18

Total minimum payments required	$3,682	$392	$4,074

*	Purchase obligations exclude agreements that are cancelable without penalty.

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

Note 5.    Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share includes the impact of options to purchase common stock, if dilutive, using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2006	2005	2004
(in thousands, except per share data)

Net income	$3,175	$6,554	$2,214

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,902	26,480	26,013

Basic net income per common share	$0.12	$0.25	$0.09

Diluted weighted average shares:
Basic shares (per above)	26,902	26,480	26,013
Effect of dilutive stock options	891	1,510	1,419

Weighted-average shares used in computing diluted net income per share	27,793	27,990	27,432

Diluted net income per common share	$0.11	$0.23	$0.08

We have excluded weighted average outstanding stock options, which aggregated 3,287,717, 2,142,923 and 2,769,537 shares from the calculation of diluted weighted average shares for 2006, 2005 and 2004, respectively, because such securities were antidilutive. We have excluded all weighted average outstanding stock options and shares subject to repurchase by us from the calculation of diluted net income per share because they were antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Goodwill and Intangible Assets

The following summarizes our intangible assets as of December 31, 2006:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
(in thousands)

Intangible assets from acquisition subject to amortization :
Existing technology	$3,500	$(3,043)	$457
Core technology	750	(658)	92
Maintenance agreements and related relationships	200	(180)	20
Intangible assets from purchase of technology subject to amortization	500	(34)	466

	$4,950	$(3,915)	$1,035

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

The following summarizes our actual amortization of intangibles for 2004, 2005 and 2006 and estimated amortization expense related to the above intangible assets:

	Actual			Estimated
	Years Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011
(in thousands)

Amortization of intangible assets from acquisitions	$890	$890	$890	$569	$—	$—	$—	$—

Amortization of intangible assets from purchase of technology	$—	$—	$34	$100	$100	$100	$100	$66

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology. To date, we have not recognized any impairment losses on goodwill.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Capitalized Software Costs included in Other Assets

The following summarizes our capitalized software costs as of December 31, 2006:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
(in thousands)

Capitalized software costs subject to amortization:
Capitalized software development costs	$144	$(73)	$71
Impairment of capitalized software development cost:
Capitalized software cost	335	(335)	—

	$479	$(408)	$71

Amortization of capitalized software development costs reflects the assets acquired and incorporated into our products. These assets are expensed over the product’s estimated economic life, generally three years. In March 2006, we exited the Structured ASIC and ASIC synthesis markets. As a result, we recorded a write-off in accordance with SFAS 86 for certain capitalized software development costs.

The following summarizes our actual amortization expense for 2004, 2005 and 2006 and estimated amortization expense related to the above capitalized software assets:

	Actual			Estimated
	Years Ended December 31,
	2004	2005	2006	2007	2008
(in thousands)

Amortization of capitalized software development cost
(in cost of license)	$—	$14	$58	$58	$13

Note 8.    Shareholders’ Equity

Common Stock

We reserved shares of common stock for issuance at December 31, 2006 as follows:

Stock Options:
Options outstanding	6,819,970
Reserved for future grants	4,798,229
Employee stock purchase plan	1,017,389

12,635,588

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2006, 2005 and 2004 we issued 280,455, 334,320 and 357,974 shares, respectively, of our common stock under the Purchase Plan.

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

In March 2007, our Board of Directors approved our amendment and restatement of the 2000 Plan. If approved by our shareholders, the 2000 Plan, as amended and restated, will permit the award of restricted stock, restricted stock units, stock appreciation rights, and performance shares.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Option Plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2003	6,911,811	$6.38	7.33	$10,174
Options granted	1,771,000	$5.25
Options exercised	(227,178)	$3.15
Options canceled	(424,541)	$8.20

Outstanding at December 31, 2004	8,031,092	$6.13	7.05	$(1,179)
Options granted	1,235,650	$5.97
Options exercised	(1,143,630)	$4.09
Options canceled	(917,311)	$8.79

Outstanding at December 31, 2005	7,205,801	$6.08	6.83	$15,970
Options granted	665,200	$6.05
Options exercised	(398,111)	$4.28
Options canceled	(652,920)	$7.86

Outstanding at December 31, 2006	6,819,970	$6.02	6.19	$1,666

Vested and expected to vest at December 31, 2006	6,560,203	$6.03	6.20	$1,525
Exercisable and vested at December 31, 2006	4,721,349	$6.19	5.22	$340

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the years ended December 31, 2006, 2005, 2004 and 2003 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $1.1 million for the year ended December 31, 2006. Total fair value of options vested was $10.4 million for the year ended December 31, 2006.

As of December 31, 2006, $5.6 million of total unrecognized compensation cost related to stock options was expected to be recognized as follows:

	Estimated
	2007	2008	2009	2010
(in thousands)

Amortization of stock based compensation expense	$2,677	$1,923	$862	$177

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15-$3.43	827,360	3.51	$2.49	774,410	$2.43
$3.49-$5.04	1,644,578	6.56	$4.76	1,172,559	$4.71
$5.10-$5.91	1,814,080	8.09	$5.54	748,838	$5.53
$5.94-$8.00	1,542,526	5.98	$6.66	1,100,889	$6.75
$8.10-$18.90	991,426	4.68	$10.92	924,653	$11.08

$0.15-$18.90	6,819,970			4,721,349

Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock over a 12-month period and subsequently approved the repurchase of an additional one million shares in May 2006 for the next 12 months. Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes. In 2006, we repurchased a total of 842,996 shares at an average price of $6.57. In 2005 and 2004, we repurchased a total of 628,469 shares at an average price of $6.06 and 274,510 shares at an average price of $4.90, respectively. Repurchased shares of our common stock are no longer deemed outstanding.

Note 9.    Income Taxes

Income before income taxes consists of the following components:

	Years Ended December 31,
	2006	2005	2004
(in thousands)

Income before income taxes:
United States	$3,297	$6,388	$1,390
Foreign	1,082	353	1,056

Total income before income taxes	$4,379	$6,741	$2,446

Provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
(in thousands)

Provision (benefit) for income taxes:
Current:
Federal	$476	$(4)	$36
State	55	18	(30)
Foreign	673	173	226

Total provision for income taxes	$1,204	$187	$232

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2006	2005
(in thousands)

Income tax expense at U.S. statutory rate	$1,533	$2,359
State income taxes, net	55	18
Foreign income taxes	673	173
Federal alternative minimum taxes	449	—
Unbenefited (benefited) losses	—	(2,363)
Research Credits	(1,886)	—
Non-deductible stock compensation expense	302	—
Other	78	—

	$1,204	$187

As of December 31, 2006, we had federal and California research and development tax credit carryforwards of approximately $4.6 million and $5.1 million, respectively. The federal research credits will begin to expire in the year 2011 and the California research credits carryforward indefinitely. The Company also has federal and state alternative minimum tax credit carryforwards of $450,000 and $40,000 which have no expiration date. The Company also has foreign tax credit carryforwards of approximately $477,000. State investment tax credits also exist of approximately $44,000 which begin to expire in 2010.

Utilization of the tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of tax credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2006	2005
(in thousands)		(revised)

Deferred tax assets:
Net operating loss carryforwards	$—	$1,009
U.S. federal and state tax credit carryforwards	8,849	7,528
Capitalized research expenditures	64	181
Deferred revenue	288	59
Acquisition-related items	2,425	2,657
Stock Compensation	1,093
Other	1,024	1,043

Total deferred tax assets	$13,743	$12,477
Valuation allowance	13,743	12,477

Net deferred taxes	$—	$—

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we had deferred tax assets of approximately $13.7 million. We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) and such evaluations are based on available evidence of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to generate positive domestic taxable income in 2007 is greatly dependent on the acceptance by our customers of new product introductions. Since the risks inherent in these new products is such that it limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance in an amount equal to our net deferred tax assets of December 31, 2006 was recorded. The valuation allowance increased by approximately $1.3 million in 2006 from 2005 and decreased by approximately $1.1 million in 2005 from 2004.

Note 10.    Industry and Geographic Segment Information

The following table presents sales to external customers and long-lived assets by geographic areas:

	Years Ended December 31,
	2006	2005	2004
(in thousands)

Total revenue:
North America	$34,761	$35,515	$32,800
Japan	9,931	10,615	9,500
Europe, Middle East	10,565	10,528	9,024
Rest of Asia	7,286	5,277	5,630

	$62,543	$61,935	$56,954

Long-lived assets (at period end):
North America	$4,764	$5,594	$6,452
Japan	267	286	349
Europe, Middle East	223	180	209
Rest of Asia	606	474	378

	$5,860	$6,534	$7,388

Revenue by geographic area is based on the location of the customer.

Note 11.    Deferred Compensation Plan

On September 6, 2006, the Board of Directors approved the Executive Nonqualified Excess Plan (the “Deferred Plan”). The plan provides an opportunity for selected participants to save for retirement in excess of qualified retirement plan limitations by deferring compensation on a pre-tax basis. Eligible participants are limited to highly compensated employees and officers, and the total number of participants shall not exceed 10% of the total number of our employees. We have sole discretion as to the specific individuals who are eligible within this category, and the eligible participants will be notified at the beginning of each calendar year.

A participant may defer up to 100% of his or her annual income on a pre-tax basis. Participants design an individual investment strategy using a self-directed investment account and specify when they will receive their distributions. As of December 31, 2006, the invested amounts under the Deferred Plan total to $87,000 and are recorded as other assets in our consolidated balance sheets. As of December 31, 2006, we recorded $89,000 as accrued compensation liabilities to recognized undistributed deferred compensation due to eligible participants.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Employee Benefit Plan

We have a 401(k) Plan in which all United States employees who are age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. Effective July 17, 2006, we increased the 401(k) maximum matching contribution from $1,000 to $1,500 per year. We provide matching contributions of 50% of the first 4% contributed by the participants up to a maximum of $1,500 per employee per year, which vests 25% per year over a 4-year period and record an expense for our company matched portion. 401(k) expense was approximately $187,000, $148,000, and $146,000 for 2006, 2005 and 2004, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

Date: March 16, 2007	By:	/s/ GARY MEYERS
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 16, 2007	By:	/s/ JOHN J. HANLON
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY MEYERS Gary Meyers	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2007

/s/ JOHN J. HANLON John J. Hanlon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ KENNETH S. MCELVAIN Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	March 16, 2007

/s/ ALISA YAFFA Alisa Yaffa	Chairwoman of the Board, Vice President of Intellectual Property and Secretary	March 16, 2007

Signature	Title	Date

/s/ PRABHU GOEL Prabhu Goel	Director	March 16, 2007

/s/ DENNIS SEGERS Dennis Segers	Director	March 16, 2007

/s/ SCOTT J. STALLARD Scott J. Stallard	Director	March 16, 2007

/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 16, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Amounts (Written Off), Net of Recoveries	Balance at End of Period
(in thousands)

Allowance for Doubtful Accounts as of December 31:
2006	$128	$31	$(31)	$128
2005	$113	$15	$—	$128
2004	$151	$(68)	$30	$113

Valuation allowance for deferred tax asset as of December 31:
2006	$12,477	$1,266	$—	$13,743
2005 (Revised)	$13,611	$(1,134)	$—	$12,477
2004 (Revised)	$12,605	$1,006	$—	$13,611

INDEX TO EXHIBITS

3.1.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**

10.2	Amended and Restated 1995 Stock Option Plan(1)**

10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**

10.3	2000 Stock Option Plan(1)**

10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**

10.4	2000 Director Option Plan(1)**

10.4.1	Form of Option Agreement under 2000 Director Option Plan(1)**

10.5	2000 Employee Stock Purchase Plan(1)**

10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**

10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*

10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)

10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)

10.23	Amended and Restated Loan Security Agreement dated September 9, 1998 between Registrant and Silicon Valley Bank(1)

10.23.1	Loan Modification Agreement dated December 15, 1999 between Registrant and Silicon Valley Bank(1)

10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(3)

10.26	Lease dated July 9, 2002 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(3)

10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(5)

10.29.1	Lease dated October 23, 2006 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office

10.31.1	Lease dated January 10, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(16)

10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(6)

10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(8)**

10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(9)**

10.37	Lease dated April 22, 2004 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(7)

10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(7)

10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(9)**

10.41	Variable Incentive Pay Plan dated February 17, 2005(11)**

10.41.1	Variable Incentive Pay Plan dated February 17, 2005(17)**

10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(12)**

10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(12)**

10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(13)

10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(15)**

10.45	Lease dated May 20, 2005 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza B Block 1st floor Bilkent, Turkey office(14)

10.46	Letter of Promotion dated January 13, 2006 between Registrant and James Lovas(18)**

10.47	Lease dated November 6, 2006 between Registrant and Chiltern House Business Centre Limited for the Suite 1C at Chiltern House Business Centre, 45 Station road, Henley-on-Thames, Oxfordshire, RG9 1AT, United Kingdom office

10.48	Lease between Registrant and Information Technology Park Ltd. for the Unit 1 & Unit 2 Seven Floor, Navigator Building, International Tech Park, Bangalore, India development office

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 74)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.
**	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-42146) as declared effective by the Securities and Exchange Commission on October 12, 2000.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(8)	Filed as an exhibit to our 8-K filed September 22, 2004.

(9)	Filed as an exhibit to our 8-K filed October 4, 2004.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Filed as an exhibit to our 8-K filed February 17, 2005.
(12)	Filed as an exhibit to our 8-K filed May 18, 2005.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Filed as an exhibit to our 8-K filed October 20, 2005.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(18)	Filed as an exhibit to our 8-K filed January 31, 2006.