Form 10-Q
period 2007-03-31
SYNPLICITY INC
filed 2007-05-10
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, the registrant had 26,776,144 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,624	$9,237
Short-term investments	61,452	56,160
Accounts receivable, net of allowances of $132 and $128 at March 31, 2007 and December 31, 2006, respectively	9,268	10,323
Prepaid expenses	1,345	1,314
Other current assets	878	915

Total current assets	76,567	77,949
Property and equipment, net	2,390	2,390
Goodwill	1,272	1,272
Intangible assets, net	787	1,035
Other assets	1,205	1,163

Total assets	$82,221	$83,809

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$576	$1,299
Accrued liabilities	1,585	1,537
Accrued compensation	3,916	4,360
Deferred revenue	18,431	18,409

Total current liabilities	24,508	25,605
Other liabilities	126	89
Shareholders’ equity:
Common stock	61,523	62,699
Accumulated deficit	(3,601)	(4,255)
Accumulated other comprehensive loss	(335)	(329)

Total shareholders’ equity	57,587	58,115

Total liabilities and shareholders’ equity	$82,221	$83,809

(1)

Derived from the audited consolidated balance sheet of Synplicity, Inc. as of December 31, 2006. However, the condensed consolidated balance sheet presented at December 31, 2006 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
License	$3,884	$3,090
Maintenance	6,617	6,690
Bundled license and services	4,398	4,689

Total revenue	14,899	14,469
Cost of revenue:(2)
Cost of license	30	14
Cost of maintenance	382	479
Cost of bundled license and services	95	148
Amortization of intangible assets	248	223

Total cost of revenue	755	864

Gross profit	14,144	13,605
Operating expenses:(2)
Research and development	5,790	6,573
Sales and marketing	6,246	6,331
General and administrative	2,059	2,124
Restructuring charge	—	854

Total operating expenses	14,095	15,882

Income (loss) from operations	49	(2,277)
Other income, net	913	618

Income (loss) before income taxes	962	(1,659)
Income tax provision (benefit)	308	(481)

Net income (loss)	$654	$(1,178)

Net income (loss) per share:
Basic net income (loss) per share	$0.02	$(0.04)

Shares used in basic per share calculation	26,720	27,016

Diluted net income (loss) per share	$0.02	$(0.04)

Shares used in diluted per share calculation	27,719	27,016

(2)	Employee stock-based compensation expense is comprised of the following:

	Three Months Ended March 31,
	2007	2006
Cost of maintenance	$23	$23
Research and development	394	453
Sales and marketing	233	238
General and administrative	229	247

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$654	$(1,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	424	425
Stock based compensation	879	961
Amortization of intangible assets and capitalized software costs	263	238
Impairment of capitalized software	—	335
Changes in operating assets and liabilities:
Accounts receivable	1,055	1,280
Other current assets	37	276
Prepaid expenses	(31)	112
Other assets	(57)	(15)
Accounts payable	(723)	(860)
Accrued liabilities	48	242
Accrued compensation	(444)	(360)
Deferred revenue	22	2,281
Other liabilities	37	—

Net cash provided by operating activities	$2,164	$3,737

Investing activities:
Purchases of property and equipment	$(424)	$(379)
Purchase of technology	—	(500)
Purchases of short-term investments	(25,387)	(35,669)
Proceeds from maturities of short-term investments	18,976	28,895
Proceeds from sales of short-term investments	1,113	—

Net cash used in investing activities	$(5,722)	$(7,653)

Financing activities:
Proceeds from exercise of employee stock options	$537	$739
Repurchases of common stock	(2,592)	(1,860)

Net cash used in financing activities	$(2,055)	$(1,121)

Effect of exchange rate changes on cash	$254	$(11)

Net decrease in cash and cash equivalents	$(5,613)	$(5,048)
Cash and cash equivalents at beginning of period	9,237	13,941

Cash and cash equivalents at end of period	$3,624	$8,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2007 and the statements of operations for the three months ended March 31, 2007 and 2006 and the statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results expected for 2007 or for any future period. The condensed consolidated balance sheet information as of December 31, 2006 was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Reclassifications

In the three months ended March 31, 2007, we changed the presentation of our shareholders’ equity, accrued compensation and revenue and cost of revenue amounts in our condensed consolidated financial statements presentation. Accordingly, the related amounts reported in the condensed consolidated financial statements in the prior period have been reclassified to conform to the current period presentation.

Note 2. Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options. Stock options are generally time-based, vesting over a 4-year vesting period with 25% of the option vesting after one year and monthly thereafter for new employees. For existing employees the options vest monthly upon grant issuance. All options expire 10 years from the grant date. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock on the purchase date decreases below the previous offering period price in the current plan, that ESPP plan is reset to the lower price. As of March 31, 2007, we had approximately 12.5 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

In January 2007, our Board of Directors amended our 2000 Stock Options Plan. If our shareholders approve the amended Stock Options Plan at our 2007 Annual Meeting of Shareholders, this Plan will also permit the award of restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Employee stock-based compensation expense is comprised of the following:

	Three Months Ended March 31,
	2007	2006
(in thousands)
Cost of maintenance	$23	$23
Research and development	394	453
Sales and marketing	233	238
General and administrative	229	247

Total stock-based compensation	$879	$961

Net cash proceeds from the exercise of stock options were $537,000 for the three months ended March 31, 2007. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2007.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006, respectively:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended March 31,				Three Months Ended March 31,
	2007		2006		2007	2006
	Officers and Directors (1)	All other employees	Officers and Directors	All other employees	All employees and Directors
Expected life (in years)	—	3.75	3.00	4.00	1.71	1.00
Interest rate	—	4.67%	4.84%	4.85%	4.81%	4.00%
Volatility	—	0.47	0.59	0.59	0.43	0.59
Dividend yield	—	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	—	$2.67	$4.32	$3.11	$2.12	$2.04

(1)	No new options were granted to Officers or Directors in the three months ended March 31, 2007.

Our computations of expected volatility for the three months ended March 31, 2007 and 2006 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	6,819,970	$6.02	6.19	$1,666
Grants	78,300	$6.55
Exercises	140,429	$3.82
Forfeitures or expirations	81,803	$7.51

Outstanding at March 31, 2007	6,676,038	$6.05	6.03	$6,277

Vested and expected to vest at March 31, 2007	6,434,619	$6.06	6.03	$5,989
Exercisable and vested at March 31, 2007	4,775,607	$6.19	5.14	$3,817

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the three month period ended March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007; this amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $412,000 in the three months ended March 31, 2007. The total fair value of options vested at March 31, 2007 was $8.4 million.

As of March 31, 2007, $5.0 million of total unrecognized compensation expense related to stock options was expected to be recognized as follows:

	Estimated
	Remainder of 2007	2008	2009	2010
(in thousands)
Amortization of stock-based compensation expense	$1,956	$1,945	$897	$227

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the impact of options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
(in thousands, except per share data)
Net income (loss)	$654	$(1,178)

Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	26,720	27,016

Basic net income (loss) per common share	$0.02	$(0.04)

Diluted weighted-average shares:
Basic shares (per above)	26,720	27,016
Effect of dilutive stock options	999	—

Weighted-average shares used in computing diluted net income (loss) per share	27,719	27,016

Diluted net income (loss) per common share	$0.02	$(0.04)

Weighted average options outstanding to purchase 2,955,039 and 3,846,162 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income (loss) per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2007	2006
(in thousands)
Net income (loss)	$654	$(1,178)
Foreign currency translation adjustments	—	(11)
Unrealized gain (loss) on available-for-sale investments, net of tax	6	(3)

Comprehensive income (loss)	$660	$(1,192)

Note 5. Stock Repurchase Program

In January 2007, our Board of Directors approved a new stock repurchase program which authorizes management to spend up to $10.0 million in 2007 for common stock repurchases. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. From January 1, 2007 to March 31, 2007, we repurchased a total of 400,000 shares at an average price of $6.48.

In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window is closed. Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Goodwill and Intangible Assets

The following summarizes our intangible assets as of March 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Intangible assets from acquisition subject to amortization :
Existing technology	$3,500	$(3,218)	$282
Core technology	750	(696)	54
Maintenance agreements and related relationships	200	(190)	10
Intangible assets from purchase of technology subject to amortization	500	(59)	441

	$4,950	$(4,163)	$787

Amortization of intangible assets from acquisitions reflects the intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets from acquisitions are expensed over a five-year useful lives.

Intangible assets from the purchase of technology for use in our products are expensed using the straight-line method over the remaining estimated economic life of the product, which is five years.

The following summarizes our actual amortization expense of intangibles for the three months ended March 31, 2007 and 2006 and estimated amortization expense related to the above intangible assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder in 2007	2008	2009	2010	2011
	2006	2007
(in thousands)
Amortization of intangible assets from acquisitions	$223	$223	$346	$—	$—	$—	$—

Amortization of intangible assets from purchase of Technology	$—	$25	$75	$100	$100	$100	$66

We recorded $1.3 million in goodwill during 2002 as a result of our acquisition of products and technology. To date, we have not recognized any impairment losses on goodwill.

Note 7. Capitalized Software Costs Included in Other Assets

The following summarizes our capitalized software costs as of March 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Capitalized software development costs	$144	$(88)	$56

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

The following summarizes our actual amortization expense for the three months ended March 31, 2007 and 2006 and estimated amortization expense related to the above capitalized software assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder of 2007	2008
	2006	2007
(in thousands)
Amortization of capitalized software development cost (in cost of license)	$15	$15	$43	$13

Note 8. Segment Information

We follow Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in only one industry segment, the development and licensing of our solutions that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

The following table presents revenue from external customers and long-lived assets by geographic areas:

	Three Months Ended March 31,
	2007	2006
(in thousands)
Total revenue:
North America	$8,364	$8,063
Japan	1,808	2,922
Europe, Middle East	2,827	2,528
Rest of Asia	1,900	956

	$14,899	$14,469

Long-lived assets (at period end):
North America	$4,457	$5,513
Japan	270	294
Europe, Middle East	215	175
Rest of Asia	712	490

	$5,654	$6,472

Revenue by geographic area is based on the location of the customer and long-lived assets are attributed to geography based on the country where the assets are located.

Note 9. Restructuring Charge and Capitalized Software Costs Impairment

In March 2006, we implemented a restructuring program including an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs at March 31, 2006 in the amount of $295,000 to their net realizable value in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). The restructuring plan was completed. The restructuring activity for the twelve months ended December 31, 2006 was as follows:

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

Note 10. Income Taxes

Effective Tax Rate

For the three months ended March 31, 2007 and 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision and benefit for income taxes and the effective tax rates for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
(in thousands)
Income (loss) before income taxes	$962	$(1,659)
Income tax provision (benefit)	308	(481)
Effective tax rate	32.0%	29.0%

The provision for income taxes for the three months ended March 31, 2007 of $308,000 related principally to the federal alternative minimum tax state income taxes and tax on the earnings of certain foreign subsidiaries. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months ended March 31, 2007 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax credit carryforwards that are allowable under the federal alternative minimum tax computations.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). The two-step process involved us to evaluate if the income tax position will more than likely not sustain on technical merits if audited by Internal Revenue Service (“IRS”). In each of the steps, the more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information.

As a result of our assessment, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earning on the balance sheet. As of January 1, 2007 and March 31, 2007, we had $3.2 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. Our United States federal corporation income tax returns beginning with the 2003 tax year remain subject to examination by the IRS. Our California corporation income tax returns beginning with the 2002 tax year (plus any amended tax returns) remain subject to examination by the California Franchise Tax Board.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 11. Recently Issued Accounting Standards

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the statements under “Three Months Ended March 31, 2007 and 2006 —- Income Taxes” regarding federal net operating loss and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors”. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, Identify and Behavior Extracting Synthesis Technology are registered trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective owners.

Company Overview

We are a leading provider of solutions that enable the rapid and effective design and verification of large, complex semiconductors used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other electronics systems. We operate in one segment, the development and licensing of our products to these markets. We market and sell our products throughout the world, principally through our own sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have been insignificant relative to total sales and we expect this to continue. Additionally, we periodically provide custom software development services to our customers or partners. This work typically involves modifications to an existing product negotiated with the customer.

Our geographic distribution of revenue for the three months ended March 31, 2007 was approximately 56% from North America, 12% from Japan, 19% from Europe and 13% from the rest of Asia.

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

•	In the three months ended March 31, 2007 and years 2006 and 2005, revenue from our FPGA product line accounted for 87%, 84% and 81% of total revenue, respectively.

DSP Solution:

•

Synplify DSP: In July 2004, we introduced Synplify DSP, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•	In the three months ended March 31, 2007 and years 2006 and 2005, revenue from our DSP product line accounted for 2%, 1% and 1% of total revenue, respectively.

ASIC Verification Solution:

•

Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•	In the three months ended March 31, 2007 and years 2006 and 2005, revenue from our ASIC verification product line was 7% of total revenue for each of those periods.

Structured ASIC and ASIC Synthesis Solutions:

Synplify ASIC is our logic synthesis product for ASIC design. Amplify RapidChip, Amplify ISSP and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic’s RapidChip, NEC Electronics’ ISSP and Fujitsu Microelectronics’ AccelArray’s architectures, respectively.

In March 2006, we decided to exit the Structured ASIC and ASIC synthesis markets (“the ASIC products”) and to refocus our efforts on our core competencies in our FPGA synthesis, DSP synthesis and ASIC verification product lines. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. We anticipate customer support will be required on a declining basis though the middle of 2008. In the three months ended March 31, 2007 and years 2006 and 2005, revenue from our Structured ASIC and ASIC synthesis product line accounted for 4%, 8% and 11% of total revenue, respectively.

Our total revenue is comprised of perpetual and term license revenue, maintenance revenue and bundled license and services revenue. In the three months ended March 31, 2007 and years 2006 and 2005, 79%, 80% and 79%, respectively, of our revenues have come from perpetual and term license sales. The majority of the remaining revenues have come from time-based license sales. Customers who buy perpetual licenses will typically sign one year maintenance agreements which provide electronic, internet-based technical support and telephone support as well as unspecified product updates when and if available. Time-based licenses include maintenance services for the duration of their respective terms. We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Custom software development services revenue is recorded in bundled license and services revenue.

First Quarter 2007 Financial Overview

•	Total revenue was $14.9 million, a 3% increase from $14.5 million for the three months ended March 31, 2006.

•	License revenue was $3.9 million, a 26% increase from $3.1 million for the three months ended March 31, 2006.

•	Maintenance revenue was $6.6 million, a 1% decrease from $6.7 million for the three months ended March 31, 2006.

•	Bundled license and services revenue was $4.4 million, a 6% decrease from $4.7 million for the three months ended March 31, 2006.

•

Net income was $654,000 compared to net loss of $1.2 million for the three months ended March 31, 2006. Included in the first quarter 2007 net income were stock-based compensation of $879,000 and a tax provision of $308,000.

•	Diluted net income per share was $0.02 compared to a $0.04 net loss per share for the three months ended March 31, 2006.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and we evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our Structured ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and estimated total contract costs, which are regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for the three months ended March 31, 2007 and years 2006 and 2005 and was recorded in Bundled License and Services Revenue in the Statement of Operations.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

Income Taxes

Beginning January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109 (“FIN 48”). See Note 10—Income Taxes in the Notes to Condensed Consolidated Financial Statements in this report for further discussion.

Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, in the calculation of deferred tax assets and liabilities and valuation allowance to be recorded against our deferred tax assets. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. We reevaluate these uncertain tax positions on a quarterly basis.

Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our condensed consolidated financial position or results of operations.

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

See Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2007 with the three months ended March 31, 2006. There is no assurance that our historical operating results are indicative of our future results.

Three Months Ended March 31, 2007 and 2006

Total revenue

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
Revenue	$14.9	$14.5	$0.4	3%

For the three months ended March 31, 2007, our total revenue increased 3% from the three months ended March 31, 2006. License revenue increased 26%, maintenance revenue decreased 1% and bundled license and services revenue decreased 6% from the three months ended March 31, 2006.

License revenue. License revenue includes revenue from perpetual and term license sales.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
License revenue	$3.9	$3.1	$0.8	26%
As a percentage of total revenue	26%	21%

For the three months ended March 31, 2007, license revenue increased 26%, or $794,000, from the three months ended March 31, 2006 principally due to the FPGA product line increase of 33% which represented 90% of the license revenue in the three months ended March 31, 2007. Revenue from the DSP product line increased 40% from the three months ended March 31, 2006, and was 3% of license revenue in the three months ended March 31, 2007. Revenue from the Structured/platform ASIC and ASIC synthesis product line decreased 43% from the three months ended March 31, 2006, and comprised 2% of license revenue in the three months ended March 31, 2007. Revenue from the ASIC verification product line decreased 20% from the three months ended March 31, 2006, and was 5% of license revenue in the three months ended March 31, 2007.

Maintenance revenue. Maintenance revenue includes revenue from contracts associated with perpetual and term license sales.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
Maintenance revenue	$6.6	$6.7	$(0.1)	(1)%
As a percentage of total revenue	44%	46%

For the three months ended March 31, 2007, maintenance revenue decreased 1%, or $73,000, from the three months ended March 31, 2006, principally due to our exit from Structured ASIC and ASIC synthesis product line decreased 85% from the three months ended March 31, 2006, and comprised 1% of maintenance revenue in the three months ended March 31, 2007. Maintenance revenue from our ASIC verification product line decreased 4% from the three months ended March 31, 2006, and was 5% of maintenance revenue in the three months ended March 31, 2007. The FPGA product line maintenance revenue increased 2% from the three months ended March 31, 2006, and comprised of 93% of maintenance revenue in the three months ended March 31, 2007. Synplify DSP maintenance increased 38% from the three months ended March 31, 2006, and it comprised 1% of maintenance revenue in the three months ended March 31, 2007.

Bundled license and services revenue. Bundled license and services revenue includes revenue from time-based licenses which include maintenance, development agreements, and revenue from other services such as consulting, technical support, and user guides.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
Bundled license and services revenue	$4.4	$4.7	$(0.3)	(6)%
As a percentage of total revenue	30%	32%

For the three months ended March 31, 2007, bundled license and services revenue decreased 6%, or $291,000 from the three months ended March 31, 2006 principally due to our exit from Structured ASIC and ASIC synthesis product line which decreased 36% from the three months ended March 31, 2006, and comprised 13% of bundled license and services revenue in the three months ended March 31, 2007. Custom software development services revenue decreased 23% from the three months ended March 31, 2006, due to our exit from the ASIC market and represented 31% of bundled license and services revenue. Bundled license and services revenue from the FPGA product line increased 23% from the three months ended March 31, 2006, and represented 44% of bundled license and services revenue in the three months ended March 31, 2007. The ASIC verification product line revenue increased 16% from the three months ended March 31, 2006, and was 10% of bundled license and services revenue in the three months ended March 31, 2007. The DSP product line bundled license and services revenue increased 135% from the three months ended March 31, 2006, and it contributed 1% of bundled license and services revenue.

Cost of revenue

Cost of license revenue. Cost of license revenue includes royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping licenses.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in thousands, except percentages)
Cost of license revenue	$30	$14	$16.0	114%
As a percent of license revenue	1%	0%
As a percent of total revenue	0%	0%

For the three months ended March 31, 2007, cost of license revenue increased $16,000 from the three months ended March 31, 2006, due to a change in methodology in allocating cost of license to cost of bundled license and services in the three months ended March 31, 2007.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel, including stock-based compensation, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in thousands, except percentages)
Cost of maintenance revenue	$382	$479	$(97.0)	(20)%
As a percent of maintenance revenue	6%	7%
As a percent of total revenue	3%	3%

For the three months ended March 31, 2007, cost of maintenance revenue decreased 20% from the three months ended March 31, 2006, due to a reduction in headcount from our restructuring in the three months ended March 31, 2006 required to support our customers.

Cost of bundled license and services revenue. Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts and time-based licenses.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in thousands, except percentages)
Cost of bundled license and services revenue	$95	$148	$(53.0)	(36)%
As a percent of bundled license and service revenue	2%	3%
As a percent of total revenue	1%	1%

For the three months ended March 31, 2007, cost of bundled license and services revenue decreased 36% from the three months ended March 31, 2006, as a result of a reduction in development contracts.

Amortization of intangible assets. Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. The intangible assets are expensed over three to five-year useful lives.

The following summarizes our actual expense and estimated future amortization expense related to the above intangible assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder of 2007	2008	2009	2010	2011
	2006	2007
(in thousands)
Amortization of intangible assets from Acquisitions	$223	$223	$346	$—	$—	$—	$—
Amortization of intangible assets from purchase of technology	$—	$25	$75	$100	$100	$100	$66

Operating expenses

Research and development. Research and development expenses include compensation, stock-based compensation expenses, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
Research and development	$5.8	$6.6	$(0.8)	(12)%
As a percent of total revenue	39%	46%

For the three months ended March 31, 2007, research and development expenses decreased 12% from the three months ended March 31, 2006, primarily due to lower compensation cost resulting from our restructuring in March 2006, partially offset by higher recruiting fees and facility expenses.

Sales and marketing. Sales and marketing expenses include compensation, commissions and stock-based compensation expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in million, except percentages)
Sales and marketing	$6.2	$6.3	$(0.1)	(2)%
As a percent of total revenue	42%	43%

For the three months ended March 31, 2007, sales and marketing expenses decreased 2% compared to the three months ended March 31, 2006, due to the international sales conference held in January 2006, which is held every other year, partially offset by higher marketing communication expenses.

General and administrative. General and administrative expenses include compensation and stock-based compensation expenses, accounting and legal expenses, outside services and allocated overhead expenses.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in millions, except percentages)
General and administrative	$2.0	$2.1	$(0.1)	(3)%
As a percent of total revenue	13%	14%

For the three months ended March 31, 2007, general and administrative expenses decreased 3% compared to the three months ended March 31, 2006, due to lower recruiting expense, partially offset by higher accounting and legal fees and increased equipment and software expense.

Other income, net. Other income, net includes interest income earned on cash and investments and other miscellaneous items. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

	Three Months Ended March 31,
	2007	2006	$ change	% change
(in thousands, except percentages)
Other income, net	$913	$618	$295.0	48%
As a percent of total revenue	6%	4%

The increase in other income, net was due to higher interest rates on a higher level of investments and a gain from an early termination of a facility lease.

Income Taxes. We recorded a provision for income taxes of $308,000 for the three months ended March 31, 2007 and benefit of $481,000 for the three months ended March 31, 2006. For both periods, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the utilization of tax credit carryforwards, federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised accordingly. The difference between the provision (benefit) for income tax that would be derived by applying the statutory rate to our income before tax and the provision (benefit) actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the use of tax credit carryforwards that are allowable under the federal alternative minimum tax computations.

The income tax provision (benefit) for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended March 31,
	2007	2006	$ change
(in thousands)
Income tax provision (benefit)	$308	$(481)	$789.0

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $3.6 million, short-term investments of $61.5 million, an accumulated deficit of $3.6 million and working capital of $52.1 million.

Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2007, compared to $3.7 million for the three months ended March 31, 2006, primarily due to a lower increase in our deferred revenue, offset by the increase in net income.

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2007, compared to $7.7 million for the three months ended March 31, 2006, primarily due to the purchases of short-term investments, software and computer equipment, offset by maturities of short-term investments.

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2007, compared to $1.1 million for the three months ended March 31, 2006. The increase was primarily due to repurchases of common stock under our stock purchase program, offset by the exercise of stock options by employees under our stock option plan.

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

We believe that our cash and short-term investments balance of $65.1 million as of March 31, 2007 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

See Note 11 of the Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States, France, Turkey and India and sell those products primarily in North America, Europe and Asia including Japan. Our revenue from sales outside North America represented approximately 44% of our total revenue for the three months ended March 31, 2007 and 2006. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in the results of operations and to date, have not been material. Based on our overall currency rate exposure over a two year period the potential loss in the estimated fair value of our foreign currency sensitive instruments was 6% at March 31, 2007.

Our interest income is exposed to interest rate changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure as we seek preservation of our invested funds by limiting default risk, market risk and reinvestment risk. To mitigate default risk, our investment policy requires us to invest funds in excess of current operating requirements in: obligations of the U.S. government and its agencies; investment grade state and local government obligations, and securities of U.S. corporations rated A1 or P1 by Standard & Poors’ or the Moody’s equivalents; and/or money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

As of March 31, 2007, our cash equivalents consisted of only money market funds and our short-term investments consisted of U.S. Government agency notes, certificates of deposit, commercial paper, corporate notes and bankers’ acceptance.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

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

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our exit from the Structured ASIC and ASIC synthesis markets in 2006, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 65%, 61% and 52% of our total revenue in the three months ended March 31, 2007 and in the years ended December 31, 2006 and 2005, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our exit from the Structured ASIC and ASIC synthesis markets will have an adverse affect on 2007 revenue. The total revenue from this product line accounted for 4%, 8% and 11% of our total revenue in the three month ended March 31, 2007 and in years 2006 and 2005, respectively. In 2007, we anticipate selling few new licenses of our Structured ASIC and ASIC synthesis products resulting in reduced revenue.

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or maintenance from us, or if existing resale agreements with FPGA manufacturers are canceled.

We rely on sales of additional licenses to our existing customers, as well as annual maintenance contract renewals for our products. Additional license sales to our existing customers represented 71%, 82% and 79% of our sales in the three months ended March 31, 2007, and in years 2006 and 2005, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal in the past for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 9% of our revenue in the three months ended March 31, 2007, 8% of our revenue in 2006 and 7% of our revenue in 2005. If these agreements were canceled or not renewed, our revenue could decline.

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

Although revenue has increased in our United States operations in 2005 and 2006, we have in the past experienced negative effects from economic downturns in the United States and other countries. In 2004, customers tightly controlled spending and reduced or delayed purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of March 31, 2007 had issued or allowed 44 patents, all of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

Risks Relating to an Investment in Our Common Stock

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term.

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

We had net income of $654,000 in the three months ended March 31, 2007. Although we had net income of $3.2 million and $6.6 million in 2006 and 2005, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

As of March 31, 2007, our directors, officers and individuals or entities affiliated with our directors owned 42% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $5.00 during the 24 months ended March 31, 2007. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Customers outside North America accounted for approximately 44%, 44% and 43% of our total revenue for the three months ended March 31, 2007 and in the years 2006 and 2005, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Amount May Yet Be Used to Purchase Shares Under the Program
January 1, 2007 through January 31, 2007	—	$—	—	$10,000,000
February 1, 2007 through February 28, 2007	400,000	6.48	400,000	$7,400,000
March 1, 2007 through March 31, 2007	—	—	—	$7,400,000

Total	400,000	$6.48	400,000	$7,400,000

In January 2007, our Board of Directors approved a new stock repurchase program which authorizes management to spend up to $10.0 million for common stock repurchases in 2007, of which $7.4 million is remaining for this year. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 6:	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

Date: May 10, 2007	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)