Form 10-Q
period 2007-06-30
SYNPLICITY INC
filed 2007-08-09
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the registrant had 26,975,729 shares of common stock outstanding.

SYNPLICITY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,100	$9,237
Short-term investments	37,265	56,160
Accounts receivable, net of allowances of $134 and $128 at June 30, 2007 and December 31, 2006, respectively	11,764	10,323
Inventories	975	—
Prepaid expenses	1,864	1,314
Other current assets	894	915

Total current assets	60,862	77,949
Restricted cash	5,401	—
Property and equipment, net	2,889	2,390
Goodwill	8,554	1,272
Intangible assets, net	12,027	1,035
Other assets	1,195	1,163

Total assets	$90,928	$83,809

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,682	$1,299
Accrued liabilities	2,007	1,537
Accrued compensation	4,374	4,360
Deferred revenue	18,916	18,409

Total current liabilities	26,979	25,605
Other liabilities	192	89
Deferred income taxes	3,561	—
Shareholders’ equity:
Common stock	63,498	62,699
Accumulated deficit	(2,960)	(4,255)
Accumulated other comprehensive loss	(342)	(329)

Total shareholders’ equity	60,196	58,115

Total liabilities and shareholders’ equity	$90,928	$83,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
License and systems	$5,591	$4,357	$9,475	$7,447
Maintenance	6,879	6,766	13,496	13,456
Bundled license and services	4,283	4,264	8,681	8,953

Total revenue	16,753	15,387	31,652	29,856
Cost of revenue:
Cost of license and systems	399	21	429	35
Cost of maintenance	428	404	810	883
Cost of bundled license and services	98	81	193	229
Amortization of intangible assets	382	222	630	445

Total cost of revenue	1,307	728	2,062	1,592

Gross profit	15,446	14,659	29,590	28,264
Operating expenses:
Research and development	6,006	5,904	11,796	12,477
Sales and marketing	7,003	6,019	13,249	12,350
General and administrative	2,202	1,862	4,261	3,986
Amortization of intangible assets from acquisition	48	—	48	—
Restructuring charge	—	—	—	854

Total operating expenses	15,259	13,785	29,354	29,667

Income (loss) from operations	187	874	236	(1,403)
Other income, net	756	699	1,669	1,317

Income (loss) before income taxes	943	1,573	1,905	(86)
Income tax provision (benefit)	302	458	610	(23)

Net income (loss)	$641	$1,115	$1,295	$(63)

Net income (loss) per share:
Basic and diluted net income (loss) per share	$0.02	$0.04	$0.05	$(0.00)

Shares used in basic per share calculation	26,752	26,950	26,736	26,983

Shares used in diluted per share calculation	27,789	27,755	27,734	26,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,

	2007	2006
Operating activities:
Net income (loss)	$1,295	$(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	856	857
Stock based compensation	1,693	1,895
Amortization of intangible assets and capitalized software costs	708	473
Impairment of capitalized software	—	335
Changes in operating assets and liabilities:
Accounts receivable	(234)	258
Inventories	44	—
Prepaid expenses	2	169
Other current assets	21	300
Other assets	(62)	(32)
Accounts payable	(982)	(357)
Accrued liabilities	292	(58)
Accrued compensation	(402)	(697)
Deferred revenue	507	2,863
Other liabilities	103	—
Deferred income taxes	(56)	—

Net cash provided by operating activities	$3,785	$5,943

Investing activities:
Purchases of property and equipment	$(1,157)	$(672)
Purchase of technology	—	(500)
Purchases of short-term investments	(37,453)	(62,161)
Proceeds from maturities of short-term investments	40,411	47,925
Proceeds from sales of short-term investments	15,920	2,180
Acquisition of a business, net of cash acquired	(16,352)	—
Restricted cash	(5,401)	—

Net cash used in investing activities	$(4,032)	$(13,228)

Financing activities:
Proceeds from exercise of employee stock options	$1,698	$1,945
Repurchases of common stock	(2,592)	(3,961)

Net cash used in financing activities	$(894)	$(2,016)

Effect of exchange rate changes on cash	$4	$(23)

Net decrease in cash and cash equivalents	$(1,137)	$(9,324)
Cash and cash equivalents at beginning of period	9,237	13,941

Cash and cash equivalents at end of period	$8,100	$4,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2007 and the statements of operations for the three and six months ended June 30, 2007 and 2006 and the statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Acquisition

On June 1, 2007, HARDI Electronics, AB (“HARDI”) and Synplicity entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which all of the outstanding shares of HARDI were acquired by Synplicity. The acquisition was completed on June 8, 2007. Upon completion of the acquisition, each share of HARDI’s common stock issued and outstanding immediately prior to the effective time of the acquisition was acquired by Synplicity in exchange for $18.8 million.

The acquisition has been accounted in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) using the purchase method of accounting. Under purchase accounting, HARDI’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities and resulted in an amount for goodwill. Refer to Note 6 for details on the allocation of the purchase price.

Reclassifications

In the three and six months ended June 30, 2007, we changed the presentation of other current assets, our shareholders’ equity, accrued compensation and revenue and cost of revenue amounts in our condensed consolidated financial statements presentation. Accordingly, the related amounts reported in the condensed consolidated financial statements in the prior periods have been reclassified to conform to the current period presentation.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our subsidiaries in Japan and one of our subsidiaries in Sweden whose functional currency is yen and krona (“SEK”), respectively. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rate, except for non-monetary assets and liabilities such as property and equipment, which are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except for expenses related to those balance sheet items that are translated using historical rates. Adjustments resulting from these translations are included in our results of operations. For our Japanese and Swedish subsidiaries, assets and liabilities are denominated in yen or SEK and translated at the month-end exchange rate, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period. Adjustments resulting from these translations are included in shareholders’ equity.

Revenue Recognition

We license our software products as perpetual licenses, term licenses and time-based licenses. On June 8, 2007, the company completed its acquisition of HARDI, see Note 6, thereby adding High-performance ASIC Prototyping Systems (“HAPS”) to our product offerings during the three months ended June 30, 2007. We generate revenue from direct sales, from distributors and original equipment manufacturers (“OEMs”) and through custom software development services.

Revenue recognition criteria

In accordance with AICPA Statement of Position 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, we recognize software revenue based upon the residual method. For non-software products, or HAPS systems, the company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”) and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and all related interpretations. We also enter into revenue arrangements to sell products and services in which we are obligated to deliver to our customers multiple products and/or services. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Synplicity.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The revenue policies described below are then applied to each unit of accounting.

Revenue is recognized when the conditions stated below have been met.

•	Persuasive evidence of an arrangement exists;

•	delivery of the product and license key, when applicable, has occurred;

•	the fee is fixed or determinable; and

•	collection of the fee is probable.

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

License, systems and maintenance offerings

License and systems revenue

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

Perpetual license and term license revenue is recognized upon delivery of the product as License and Systems Revenue in the Condensed Consolidated Statements of Operations (“Statements of Operations”). We also sell non-software products that we refer to as systems. We recognize the revenue from systems sales upon delivery as License and Systems Revenue in the Condensed Consolidated Statements of Operations (“Statements of Operations”).

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

Bundled license and services revenue

We also generate revenue from time-based licenses (bundled license and services). Time-based licenses include maintenance services for the duration of their terms. Revenue from time-based licenses is recognized as Bundled License and Services Revenue in the Statements of Operations, on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses since it is not priced or offered separately from the license.

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

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and estimated total contract costs, which are regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for the three and six months ended June 30, 2007 and years 2006 and 2005 and was recorded in Bundled License and Services Revenue in the Statement of Operations.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Our intangible assets are being amortized using the straight-line method over the estimated useful life of two to five years.

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

Restricted cash

As of June 30, 2007, we had $5.4 million of restricted cash. Restricted cash consists of cash reserved in an escrow account related to our acquisition of HARDI, payable upon achievement of certain revenue targets on sales of HAPS systems over the course of twenty-five months beginning in June 2007. See Note 6 for detail on acquisition.

Inventories

We state our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Note 2. Stock-Based Compensation

In March 2007, our Board of Directors amended and approved our 2000 Stock Plan. In May 2007, our shareholders also approved the amended Plan. Under this new Plan, the company is permitted to award restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. No options were issued or are outstanding as a result of the HARDI acquisition.

Employee stock-based compensation expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2007	2006	2007	2006
Cost of maintenance	$21	$25	$44	$48
Research and development	353	437	747	890
Sales and marketing	224	244	457	482
General and administrative	216	229	445	475

Total stock-based compensation	$814	$935	$1,693	$1,895

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and 2006, respectively:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,				Three Months Ended June 30,
	2007		2006		2007	2006
	Officers and Directors	All Other Employees	Officers and Directors	All Other Employees	All Employees and Directors
Expected life (in years)	4.00	3.75	4.00	3.00	1.00	1.53
Interest rate	4.76%	4.76%	5.21%	5.24%	4.98%	5.31%
Volatility	0.45	0.44	0.56	0.51	0.28	0.47
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.72	$2.61	$3.14	$2.57	$1.65	$2.13

	Stock Options				Employee Stock Purchase Plan
	Six Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007	2006
	Officers and Directors	All Other Employees	Officers and Directors	All Other Employees	All Employees and Directors
Expected life (in years)	4.00	3.75	4.00	3.00	1.00	1.53
Interest rate	4.76%	4.71%	4.99%	4.95%	4.98%	5.31%
Volatility	0.45	0.46	0.58	0.57	0.28	0.47
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.72	$2.65	$3.85	$2.96	$1.65	$2.13

Our computations of expected volatility for the three and six months ended June 30, 2007 and 2006 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2007, $4.5 million of total unrecognized compensation expense related to stock options was expected to be recognized as follows:

	Estimated
(in thousands)	Remainder of 2007	2008	2009	2010
Amortization of stock-based compensation expense	$1,251	$1,997	$966	$309

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the impact of options to purchase common stock, if dilutive (using the treasury stock method).

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income (loss)	$641	$1,115	$1,295	$(63)

Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	26,752	26,950	26,736	26,983

Basic net income (loss) per common share	$0.02	$0.04	$0.05	$(0.00)

Diluted weighted-average shares:
Basic shares (per above)	26,752	26,950	26,736	26,983
Effect of dilutive stock options	1,037	805	998	—

Weighted-average shares used in computing diluted net income (loss) per share	27,789	27,755	27,734	26,983

Diluted net income (loss) per common share	$0.02	$0.04	$0.05	$(0.00)

Weighted average options outstanding to purchase 2,940,185 and 2,933,657 shares of common stock for the three and six months ended June 30, 2007, respectively, and weighted average options outstanding to purchase 3,611,232 and 4,044,396 shares of common stock for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive. The above securities, had they been dilutive, would have been included in the computation of diluted net income per share using the treasury stock method.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2006	2005
Net income (loss)	$641	$1,115	$1,295	$(63)
Foreign currency translation adjustments	4	(39)	4	(23)
Unrealized (loss) on available-for-sale investments, net of tax	(11)	(12)	(17)	(42)

Comprehensive income (loss)	$634	$1,064	$1,282	$(128)

Note 5. Stock Repurchase Program

In January 2007, our Board of Directors approved a new stock repurchase program which authorizes management to spend up to $10.0 million in 2007 for common stock repurchases. From January 1, 2007 to June 30, 2007, we repurchased a total of 400,000 shares at an average price of $6.48 per share.

Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Acquisition

On June 8, 2007, we completed our acquisition of all of the common stock of HARDI, a company organized under the laws of Sweden. As discussed in Note 1, the acquisition has been accounted for in accordance with SFAS 141 using the purchase method of accounting, from the date of completion, June 8, 2007. In addition to tangible and intangible assets, we acquired the HAPS product line which is a modular system with multi-FPGA motherboards and standard or custom-made daughter boards, which can be combined together in a variety of ways. The HAPS products combined with our existing software products allow Synplicity to offer a comprehensive ASIC verification solution. The acquisition will allow us to grow our ASIC Verification product line and enhance our profitability, particularly by selling HAPS products in combination with our software products throughout direct sales channel. HARDI’s results of operations are included in our statement of operations from the date of acquisition.

We acquired all the outstanding shares of the common stock of HARDI for cash for estimated consideration of $19.3 million, which comprised of the following: (a) $18.8 million in cash and (b) approximately $0.5 million of acquisition related costs. Pursuant to the Agreement, $5.4 million is held in an escrow account which is discussed in the Contingent Consideration paragraph below. Management is finalizing the purchase price allocation for the acquisition and accordingly the amount allocated to goodwill will be finalized in the quarter ending September 30, 2007.

The total estimated purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities. Intangible assets consist of existing technology, customer relationships, trademarks/trade names and non-competition agreements. The intangible assets subject to amortization are being amortized on a straight-line basis during the useful lives below:

Useful Life (in Years)
(in thousands)
Existing technology	3
Trademarks/Trade Names	2
Customer relationships	5
Non-Competition agreements	5

The preliminary allocation of purchase price is summarized as follows:

Cash and marketable securities	$2,900
Accounts receivable	1,207
Inventory	1,019
Prepaid expenses	552
Property and equipment	198
Accounts payable	(1,365)
Other liabilities	(594)
Existing technology	6,300
Trademarks/Trade Names	400
Customer relationships	4,600
Non-Competition agreements	370
Restricted cash	5,401
Deferred tax liability	(3,617)
Goodwill	7,282

Total estimated purchase price of acquisition	$24,653

As part of tangible assets, we acquired 7,200 shares of Synplicity stock held by HARDI as short-term investments. We canceled the shares upon completion of the acquisition.

Deferred Tax Liability

We recognized a deferred tax liability of $3.6 million for the aggregate difference between the assigned value of the intangible assets and the tax bases of these assets. The deferred tax liability was computed at a tax rate of 31%, a combination of a Swedish rate of 28% and the California state tax rate, net of the federal benefit, of 3%.

Contingent Consideration

The acquisition includes $5.4 million of contingent consideration which is held as restricted cash, payable in two equal increments, at the end of 13 and 25 months from June 1, 2007, subject to the achievement of certain revenue targets from the sale of HAPS systems. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Synplicity and HARDI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations for any subsequent quarter or for the fiscal year ending December 31, 2007.

The pro forma financial information for the three and six months ended June 30, 2007 combines our results for the three and six months ended June 30, 2007 with HARDI’s results for the period January 1, 2007 to June 7, 2007. The pro forma financial information for the three and six months ended June 30, 2006 combines our historical results for those periods with the historical results of HARDI for those periods.

The following table summarizes the pro forma financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2007	2006	2007	2006
Total revenue	$19,815	$17,428	$35,787	$32,904
Net income	72	1,604	1,091	501
Basic and diluted net income per share	$0.02	$0.06	$0.04	$0.02

Note 7. Goodwill and Intangible Assets

The following summarizes our intangible assets as of June 30, 2007:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets from 2007 acquisition subject to amortization:
Existing technology (3 years)	$6,300	$(135)	$6,165
Trademarks/Trade names (2 years)	400	(7)	393
Customer realtionships (5 years)	4,600	(35)	4,565
Non-competition agreements (5 years)	370	(6)	364
Intangible assets from prior to 2007 acquisitions subject to amortization: (5 years):
Existing technology	3,500	(3,393)	107
Core technology	750	(734)	16
Maintenance agreements and related relationships	200	(200)	—
Intangible assets from purchase of technology subject to amortization (5 years)	500	(83)	417

	$16,620	$(4,593)	$12,027

Amortization of intangible assets from the 2007 acquisition reflects the intangible assets acquired as part of our purchases of products and technology and related intangible assets from HARDI. Intangible assets from the acquisition are expensed using the straight-line method over a period of two to five-years, reflecting their estimated useful lives.

Amortization of intangible assets from acquisitions prior to 2007 reflects the intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002. Intangible assets from those acquisitions are expensed using the straight-line method over five years.

Intangible assets from the purchase of technology for use in our products are expensed using the straight-line method over the remaining estimated economic life of the product, which is five years.

The following summarizes our actual amortization expense of intangibles for the six months ended June 30, 2007 and 2006 and the estimated future amortization expense related to our intangible assets:

	Actual		Estimated
	Six Months Ended June 30,		Remainder in 2007
(in thousands)	2006	2007		2008	2009	2010	2011	2012
Amortization of intangible assets from acquisitions	$445	$628	$1,788	$3,294	$3,182	$1,916	$994	$436

Amortization of intangible assets from purchase of technology	$—	$50	$50	$100	$100	$100	$67	$—

The changes in the carrying value of goodwill are as follows:

As of June 30, 2007
(in thousands)
Balance at December 31, 2006	$1,272
Goodwill realted to acquisition of Hardi during the three months ended June 30, 2007	7,282

$8,554

To date, we have not recognized any impairment losses on goodwill.

Note 8. Segment Information

We follow Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in only one industry segment, the development of software and systems solutions for the design and verification of semiconductors that serve a wide range of communications, military/aerospace, consumer, semiconductor, computer, and other electronic systems markets. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

The following table presents revenue from external customers and long-lived assets by geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Total revenue:
North America	$9,995	$8,230	$18,359	$16,293
Japan	1,730	2,115	5,416	5,525
Europe, Middle East	2,589	2,997	3,538	5,038
Rest of Asia	2,439	2,044	4,339	3,000

	$16,753	$15,386	$31,652	$29,856

	As of June 30,
(in thousands)	2007	2006
Long-lived assets :
North America	$25,160	$5,135
Japan	267	290
Europe, Middle East	383	176
Rest of Asia	791	512

	$26,601	$6,113

Revenue by geographic area is based on the location of the customer and long-lived assets are attributed to geography based on the country where the assets are located.

Note 9. Inventory

(in thousands)	As of June 30, 2007
Finished goods	$656
Raw materials	319

$975

The company does not typically maintain work-in-progress inventory as the assembly of finished goods from raw materials takes limited time.

Note 10. Income Taxes

Effective Tax Rate

For the three and six months ended June 30, 2007 and 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision and benefit for income taxes and the effective tax rates for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Income (loss) before income taxes	$943	$1,573	$1,905	$(86)
Income tax provision (benefit)	302	458	610	(23)
Effective tax rate	32.0%	29.1%	32.0%	26.7%

The provision for income taxes for the three and six months ended June 30, 2007 of $302,000 and $610,000 related principally to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and six months ended June 30, 2007 and the provision actually recorded was due to the use of tax credit carryforwards that are allowable under the federal alternative minimum tax computations offset by the impact of non-deductible SFAS 123R stock option compensation expenses.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No.48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109 (“FIN 48”). The two-step process involved our evaluation of whether the income tax position will more than likely not sustain on technical merits if audited by Internal Revenue Service (“IRS”). In each of the steps, the more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information.

As a result of our assessment, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earning on the balance sheet. As of January 1, 2007 and June 30, 2007, we had $3.2 million and $3.4 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. Our United States federal corporation income tax returns, beginning with the 2003 tax year, remain subject to examination by the IRS. Our California corporation income tax returns, beginning with the 2002 tax year (plus any amended tax returns), remain subject to examination by the California Franchise Tax Board.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although the timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the statements under “Three And Six Months Ended June 30, 2007 and 2006 — Income Taxes” regarding federal net operating loss and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors”. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Synplicity, Synplify, Synplify Pro, Certify, Amplify, Synplify ASIC, HAPS and Identify are registered trademarks of Synplicity, Inc. All other names mentioned herein are trademarks or registered trademarks of their respective owners.

Company Overview

We are a leading provider of solutions that enable the rapid and effective design and verification of integrated circuits used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other electronics systems. We operate in one segment, the development and sale of our products to these markets. We market and sell our products throughout the world, principally through our own sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have been insignificant relative to total sales and we expect this to continue. Additionally, we periodically have provided custom software development services to our customers or partners. This work typically involves modifications to an existing product negotiated with the customer.

Our geographic distribution of revenue for the three and six months ended June 30, 2007 was approximately 60% and 58% from North America, 10% and 11% from Japan, 15% and 17% from Europe and 15% and 14% from the rest of Asia, respectively.

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

•	In the three and six months ended June 30, 2007 and years 2006 and 2005, revenue from our FPGA product line accounted for 78% and 82%, 84% and 81% of total revenue, respectively.

DSP Solution:

•

Synplify DSP: In July 2004, we introduced Synplify DSP, our first system level synthesis product created to bridge system level DSP design and analysis and semiconductor hardware design. Synplify DSP performs high-level DSP optimizations from a Simulink specification.

•

Synplify DSP, ASIC Edition: In March 2007, we introduced Synplify DSP, ASIC Edition. This product performs high-level DSP optimizations from a Simulink specification and targets ASIC technologies as well as FPGA devices. It rapidly creates technology-independent DSP algorithm models saving the time previously spent in hand coding.

•	In the three and six months ended June 30, 2007 and years 2006 and 2005, revenue from our DSP product line accounted for 3% and 2%, 1% and 1% of total revenue, respectively.

ASIC Verification Solution:

•

Certify: In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables design teams to create hardware prototypes early in the design process when design changes are easier and less costly.

•

HAPS: The HAPS product is a highly flexible and high capacity FPGA-based ASIC prototyping system that enables high performance functional verification and software development. HAPS allows ASIC development and verification teams to shorten their design and verification time by months.

•	In the three and six months ended June 30, 2007 and years 2006 and 2005, revenue from Certify and HAPS was 16% and 11%, and 7% of total revenue, respectively.

Structured ASIC and ASIC Synthesis Solutions:

Synplify ASIC is our logic synthesis product for ASIC design. Amplify RapidChip, Amplify ISSP and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic’s RapidChip, NEC Electronics’ ISSP and Fujitsu Microelectronics’ AccelArray’s architectures, respectively.

In March 2006, we decided to exit the Structured ASIC and ASIC synthesis markets (“the ASIC products”) and to refocus our efforts on our core competencies in our FPGA synthesis, DSP synthesis and ASIC verification product lines. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. We anticipate customer support will be required on a declining basis though the middle of 2008. In the three and six months ended June 30, 2007 and years 2006 and 2005, revenue from our ASIC product line accounted for 3% and 4%, 8% and 11% of total revenue, respectively.

Sources of revenue:

Our total revenue is comprised of perpetual and term license revenue, systems revenue, maintenance revenue and bundled license and services revenue. In the three and six months ended June 30, 2007 and years 2006 and 2005, 74% and 76%, 80% and 79%, respectively, of our revenues have come from perpetual and term license and systems sales including the related maintenance. The majority of the remaining revenues have come from time-based license sales. Customers who buy perpetual licenses will typically purchase one year maintenance agreements which provide electronic, internet-based technical support and telephone support as well as unspecified product updates when and if available. Time-based licenses include maintenance services for the duration of their respective terms. We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. When we sell a HAPS system we record revenue upon delivery and we also provide the customer with a twelve month warranty. Over the history of HARDI sales of HAPS systems warranty expense has been negligible and, therefore, we do not currently have a warranty reserve as we believe that HARDI’s history is the best indicator of future results. We will determine the requirement for any warranty reserve based on future results. Custom software development services revenue is recorded in bundled license and services revenue.

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

During the six months ended June 30, 2007, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K except for the following.

Revenue Recognition

As discussed in Note 1 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including:

•	whether an arrangement exists;

•	how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables;

•	when to recognize revenue on the deliverables; and

•	whether undelivered elements are essential to the functionality of delivered elements.

In addition, our revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

Inventory

We state our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006. There is no assurance that our historical operating results are indicative of our future results.

Three and Six Months Ended June 30, 2007 and 2006

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Revenue	$16.8	$15.4	$1.4	9%	$31.7	$29.9	$1.8	6%

For the three months ended June 30, 2007, our total revenue increased 9% from the three months ended June 30, 2006. This was driven principally by the sale in 2007 of HAPS products. License and systems revenue, which included HAPS sales of $1.2 million, increased 30%, maintenance revenue increased 1% and bundled license and services revenue was flat compared to the three months ended June 30, 2006.

For the six months ended June 30, 2007, total revenue increased 6% from the six months ended June 30, 2006. License and systems revenue, which included the HAPS revenue noted above, increased 28%, maintenance revenue was flat and bundled license and services revenue decreased 3% from the six months ended June 30, 2006. Excluding the contribution from HAPS sales, total revenue in the six months ended June 30, 2007 increased by 2% as sales of our FPGA, DSP and other ASIC verification products overcame the expected decrease in sales of our ASIC product line which we discontinued in March 2006.

License and systems revenue. License and systems revenue includes revenue from perpetual and term license and systems sales.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
License and systems revenue	$5.6	$4.3	$1.3	30%	$9.5	$7.4	$2.1	28%
As a percentage of total revenue	33%	28%			30%	25%

For the three months ended June 30, 2007, license and systems revenue increased 30%, or $1.3 million, from the three months ended June 30, 2006, principally due to the sale of HAPS products, as noted above. Revenue from the ASIC verification product line increased 471% from the three months ended June 30, 2006, and was 32% of license and system revenue in the three months ended June 30, 2007. Revenue from the DSP product line increased 224% from the three months ended June 30, 2006, and was 6% of license and systems revenue in the three months ended June 30, 2007. The FPGA product line decreased 14% in 2007 over 2006, and represented 61% of license and systems revenue in the three months ended June 30, 2007. Revenue from the ASIC product line decreased 183% from the three months ended June 30, 2006, and comprised 1% of license and systems revenue in the three months ended June 30, 2007.

For the six months ended June 30, 2007, license and systems revenue increased 28%, or $2.1 million, from the six months ended June 30, 2006, principally due to the HAPS revenue noted above. Revenue from the ASIC verification product line increased 250% from the six months ended June 30, 2006, and was 21% of license and systems revenue in the six months ended June 30, 2007. Revenue from the FPGA product line increased 4% in 2007 over 2006, and represented 73% of license and systems revenue in the six months ended June 30, 2007. Revenue from the DSP product line increased 139% in 2007 from the six months ended June 30, 2006, and was 5% of license and systems revenue in the six months ended June 30, 2007. Revenue from the ASIC product line increased 48% in 2007 compared to 2006, and comprised 1% of license and systems revenue in the six months ended June 30, 2007.

Maintenance revenue. Maintenance revenue includes revenue from contracts associated with perpetual and term license sales.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Maintenance revenue	$6.9	$6.8	$0.1	1%	$13.5	$13.5	$—	0%
As a percentage of total revenue	41%	44%			43%	45%

For the three months ended June 30, 2007, maintenance revenue increased 1% from the three months ended June 30, 2006, as revenue from our new maintenance contracts exceeded those contracts not renewed. Maintenance revenue from the FPGA product line increased 4% from the three months ended June 30, 2006, and comprised of 93% of maintenance revenue in the three months ended June 30, 2007. Synplify DSP maintenance revenue increased 47% from the three months ended June 30, 2006, and it comprised 1% of maintenance revenue in the three months ended June 30, 2007. Maintenance revenue from our ASIC verification product line increased 5% from the three months ended June 30, 2006, and was 5% of maintenance revenue in the three months ended June 30, 2007. Maintenance revenue from the ASIC product line decreased 81% from the three months ended June 30, 2006, and comprised 1% of maintenance revenue in the three months ended June 30, 2007.

For the six months ended June 30, 2007, maintenance revenue was flat from the six months ended June 30, 2006. Maintenance revenue from the FPGA product line increased by 3% in 2007, which represented 93% of the maintenance revenue in the six months ended June 30, 2007. Maintenance revenue from the DSP product line increased 43% from the six months ended June 30, 2006, and was 1% of maintenance revenue in the six months ended June 30, 2007. Maintenance revenue from the ASIC verification product line was flat on a percentage basis, and was 5% of maintenance revenue in the six months ended June 30, 2007. Revenue from the ASIC product line decreased 83% from the six months ended June 30, 2006, and comprised 1% of maintenance revenue in the six months ended June 30, 2007.

Bundled license and services revenue. Bundled license, systems and services revenue includes revenue from time-based licenses which include maintenance, development agreements, and revenue from other services such as consulting, technical support, and user guides.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Bundled license and services revenue	$4.3	$4.3	$—	0%	$8.7	$9.0	$(0.3)	(3%)
As a percentage of total revenue	26%	28%			27%	30%

For the three months ended June 30, 2007, bundled license and services revenue was flat from the three months ended June 30, 2006. Bundled license and services revenue from the FPGA product line decreased 3% from the three months ended June 30, 2006, and represented 39% of bundled license and services revenue in the three months ended June 30, 2007. Bundled license and services revenue from the ASIC product line revenue decreased 57% from the three months ended June 30, 2006, and comprised 10% of bundled license and services revenue in the three months ended June 30, 2007. Bundled license and services revenue from the ASIC verification product line revenue increased 41% from the three months ended June 30, 2006, and was 12% of bundled license and services revenue in the three months ended June 30, 2007. The DSP product line bundled license and services revenue increased 202% in 2007 from the three months ended June 30, 2006, and it contributed 1% of bundled license and services revenue in 2007. Custom software development services revenue increased 36% in 2007 from the three months ended June 30, 2006, and represented 38% of bundled license and services revenue in 2007.

For the six months ended June 30, 2007, bundled license and services revenue decreased 3% from the six months ended June 30, 2006, principally due to relatively fewer time-based licenses booked in the six months ended June 30, 2007. Bundled license and services revenue from the ASIC product line decreased 47% in 2007 from the six months ended June 30, 2006, and comprised 12% of bundled license and services revenue in the six months ended June 30, 2007. Bundled license and services revenue from the FPGA product line increased 12% in 2007, which represented 42% of the bundled license and services revenue in the six months ended June 30, 2007. ASIC verification product line revenue increased 28% from the six months ended June 30, 2006, and was 11% of bundled license and services revenue in the six months ended June 30, 2007. Revenue from the DSP product line increased 168% in 2007 from the six months ended June 30, 2006, and was 1% of bundled license and services revenue in the six months ended June 30, 2007. Custom software development services revenue increased 1% in 2007 from the six months ended June 30, 2006, and represented 35% of bundled license and services revenue in 2007.

Cost of revenue

Cost of license and systems revenue. Cost of license and systems revenue includes the costs of systems sold (raw materials, contract manufacturing costs), royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping licenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of license and systems revenue	$399	$21	$378	1800%	$429	$35	$394	1126%
As a percent of license revenue	9%	0%			5%	0%
As a percent of total revenue	2%	0%			1%	0%

For the three months ended June 30, 2007, cost of license and systems revenue increased $378,000 from the three months ended June 30, 2006, due to the costs of systems.

For the six months ended June 30, 2007, cost of license revenue increased $394,000 over the six months ended June 30, 2006, principally due to the costs of systems in the six months ended June 30, 2007.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel, including stock-based compensation, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of maintenance revenue	$428	$404	$24	6%	$810	$883	$(73)	(8)%
As a percent of maintenance revenue	6%	6%			6%	7%
As a percent of total revenue	3%	3%			3%	3%

For the three months ended June 30, 2007, cost of maintenance revenue increased 6% from the three months ended June 30, 2006, due to an increased allocation of customer support assistance from engineering to cost of maintenance revenue.

For the six months ended June 30, 2007, cost of maintenance revenue decreased 8% from the six months ended June 30, 2006, due to a reduction in headcount from our restructuring in the six months ended June 30, 2006 required to support our customers.

Cost of bundled license and services revenue. Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts, and time-based licenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of bundled license and services revenue	$98	$81	$17	21%	$193	$229	$(36)	(16)%
As a percent of bundled license and services revenue	2%	2%			2%	3%
As a percent of total revenue	1%	1%			1%	1%

For the three months ended June 30, 2007, cost of bundled license and services revenue increased 21% from the three months ended June 30, 2006, due to an increase in development contracts.

For the six months ended June 30, 2007, cost of bundled license and services revenue decreased 16% from the six months ended June 30, 2006, as a result of a reduction in overall expenses associated with development work.

Amortization of intangible assets. Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. In addition, amortization of intangible assets also reflects the amortization of intangible assets acquired as a result of HARDI acquisition. The intangible assets are expensed over two to five-year useful lives.

The following summarizes our actual expense and estimated future amortization expense related to the above intangible assets:

	Actual		Estimated
	Six Months Ended June 30,		Remainder of 2007
(in thousands)	2006	2007		2008	2009	2010	2011	2012
Amortization of intangible assets from acquisitions	$445	$628	$1,788	$3,294	$3,182	$1,916	$994	$436

Amortization of intangible assets from purchase of technology	$—	$50	$50	$100	$100	$100	$67	$—

Operating expenses

Research and development. Research and development expenses include compensation, stock-based compensation expenses, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Research and development	$6.0	$5.9	$0.1	2%	$11.8	$12.5	$(0.7)	(6)%
As a percent of total revenue	36%	38%			37%	42%

For the three months ended June 30, 2007, research and development expenses increased 2% from the three months ended June 30, 2006, primarily due to higher compensation cost resulting from our acquisition of HARDI in June 2007, annual salary increases and increased hiring in our India location. Expenses were also higher due to increased facility expenses and seminar and education expenses. These increases were partially offset by the benefit from higher allocation to cost of maintenance and higher allocation of expenses from research and development expenses to cost of license for customized software development work.

For the six months ended June 30, 2007, research and development expenses decreased 6% from the six months ended June 30, 2006, primarily due to lower compensation costs resulting from our restructuring in March 2006 and lower travel expenses. These decreases were partially offset by higher compensation cost resulting from our acquisition of HARDI in June 2007, annual salary increases and increased hiring in our India location.

Sales and marketing. Sales and marketing expenses include compensation, commissions and stock-based compensation expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in million, except percentages)	2007	2006	$	%	2007	2006	$	%
Sales and marketing	$7.0	$6.0	$1.0	17%	$13.2	$12.4	$0.8	6%
As a percent of total revenue	42%	39%			42%	41%

For the three months ended June 30, 2007, sales and marketing expenses increased 17% compared to the three months ended June 30, 2006, primarily due to the timing difference in 2007 for expenses incurred for the Design Automation Conference (“DAC”) held in the second quarter of 2007 as opposed to the third quarter of 2006. Expenses were also higher due to the addition of HARDI, our annual salary increases, marketing communication expenses, travel expense, recruiting fees and pension benefits. These increases were partially offset by lower facility expenses.

For the six months ended June 30, 2007, sales and marketing expenses increased 6% compared to the six months ended June 30, 2006, primarily due to the timing difference in 2007 for expenses incurred for the Design Automation Conference (“DAC”) held in the second quarter of 2007 as opposed to the third quarter of 2006. Expenses were also higher due to our annual salary increases, marketing communication expenses, travel expense, recruiting fees and pension benefits. These increases were partially offset by lower sales seminar expense.

General and administrative. General and administrative expenses include compensation and stock-based compensation expenses, accounting and legal expenses, outside services and allocated overhead expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
General and administrative	$2.2	$1.9	$0.3	16%	$4.3	$4.0	$0.3	8%
As a percent of total revenue	13%	12%			14%	13%

For the three months ended June 30, 2007, general and administrative expenses increased 16% compared to the three months ended June 30, 2006, due to our annual salary increases, higher accounting fees, consulting services and legal fees for patent activity.

For the six months ended June 30, 2007, general and administrative expenses increased 8% compared to the six months ended June 30, 2006, due to our annual salary increases, higher accounting fees, outside services and equipment and software expenses. These increases were partially offset by lower recruiting expense and business insurance expenses.

Other income, net. Other income, net includes interest income earned on cash and investments and other miscellaneous items. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Other income, net	$756	$699	$57	8%	$1,669	$1,317	$352	27%
As a percent of total revenue	5%	5%			5%	4%

The increase in other income, net was due to higher interest rates on a higher average level of investments and a gain from an early termination of a facility lease.

Income Taxes. We recorded a provision for income taxes of $302,000 and $610,000 for the three and six months ended June 30, 2007, respectively, and provision of $458,000 and benefit of $23,000 for the three and six months ended June 30, 2006, respectively. For both periods, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the utilization of tax credit carryforwards, federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised accordingly. The difference between the provision (benefit) for income tax that would be derived by applying the statutory rate to our income before tax and the provision (benefit) actually recorded was due to the use of tax credit carryforwards that are allowable under the federal alternative minimum tax computations offset by the impact of non-deductible SFAS 123R stock option compensation expenses.

The income tax provision (benefit) for the three and six months ended June 30, 2007 and 2006 was:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	$ change	2007	2006	$ change
Income tax provision (benefit)	$302	$458	$(156)	$610	$(23)	$633

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $8.1 million, short-term investments of $37.3 million, an accumulated deficit of $3.0 million and working capital of $33.9 million.

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2007, compared to $5.9 million for the six months ended June 30, 2006. Higher net income in 2007 was offset by the relative lower increase in deferred revenue and an increase in accounts payable.

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2007, compared to $13.2 million for the six months ended June 30, 2006, primarily due to decrease in short-term investments, offset by the acquisition of HARDI. See Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information relating to acquisition related activities that have affected our liquidity.

Net cash used in financing activities was $894,000 for the six months ended June 30, 2007, compared to $2.0 million for the six months ended June 30, 2006. The decrease was primarily due to fewer repurchases of common stock and fewer exercises of stock options by employees under our stock option plan.

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

We believe that our cash and short-term investments balance of $45.4 million as of June 30, 2007 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contingent Consideration

Related to our acquisition of HARDI, we have placed $5.4 million in an escrow account to be delivered to three former HARDI shareholders subject to attainment of specified revenue targets. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill.

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

During the six months ended June 30, 2007, we believe there have been no significant changes to the Market Risk disclosures, please refer to our disclosures in our 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our exit from the ASIC markets in 2006, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 62%, 61% and 52% of our total revenue in the six months ended June 30, 2007 and in the years ended December 31, 2006 and 2005, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

We rely on sales of additional licenses to our existing customers, as well as annual maintenance contract renewals for our products. Additional license sales to our existing customers represented 81%, 82% and 79% of our sales in the six months ended June 30, 2007, in 2006 and in 2005, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their maintenance. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal in the past for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 9% of our revenue in the six months ended June 30, 2007, 8% of our revenue in 2006 and 7% of our revenue in 2005. If these agreements were canceled or not renewed, our revenue could decline.

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

We may not be able to realize any benefits from the acquisition of HARDI.

We acquired HARDI with the expectation that it would enable us to complement our software products, consolidate sales and marketing and support efforts and integrate our workforces to create opportunities to reduce costs and increase revenue and market share. However, the acquisition of HARDI involves the integration of two companies that previously operated independently. The acquisition poses a number of risks including:

•	increased fixed costs associated with the manufacture and sale of hardware products;

•	our inexperience selling hardware products through our traditional software sales channels;

•	inability to demonstrate to our customers that the acquisition will not adversely affect our ability to address their needs;

•	failure to coordinate independent research and development teams across technologies and product platforms;

•	difficulty in designing and implementing effective internal control over financial reporting for the combined operations;

•	differences in existing internal controls over financial reporting of HARDI that could result in weaknesses that require remediation when the our existing systems and HARDI’s systems are combined;

•	diversion of management resources in overseeing a remote business; and

•	the consequences of our potential loss of key employees.

If we do not successfully manage these issues and other challenges inherent in integrating complex businesses, then we may not achieve the anticipated benefits of the acquisition and our revenues, expenses, operating results and financial condition could be materially adversely affected.

Our hardware business is dependent on the continued demand for ASIC design opportunities.

Our hardware products are designed to reduce the long development time, high costs and substantial failure rate associated with the design of ASICs. Without continued demand for ASICs for use in electronic systems, or in the event that the time and costs associated with ASIC design are reduced, our products may become obsolete or uncompetitive, which could materially adversely affect our business.

We depend on contract manufacturing of our hardware products which affects our capacity and inventory.

We rely on third party subcontractors to manufacture our hardware products. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with our customers result in lower operating results.

Our reliance on third party subcontractors affects our ability to build inventory quickly which could lead to variations in earnings as we sell our hardware products through our software sales channels. We may forecast incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

If we fail to effectively manage the procurement of components for our hardware products it could have a material adverse impact on our hardware business.

The success of our hardware products depends on our ability to procure hardware components on a timely basis from a limited number of suppliers, assemble and ship hardware on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

We generally commit to purchase component parts from suppliers based on sales forecasts of our hardware products. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components could materially adversely impact our operating results.

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

Our ability to sell our products depends in part on the compatibility of our products with other vendors’ semiconductor design software and verification products. These vendors may change their products so that they will no longer be compatible with our products or may restrict our access to their products, either physically or economically. For example, some hardware vendors may not support our Certify products due to their concerns that our HARDI prototyping products compete with theirs. In addition, some vendors already bundle their products with other logic synthesis, physical synthesis or verification products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, any of these factors may negatively affect our ability to offer commercially viable or competitive products or may reduce sales of, or increase costs for, our products.

In addition, our competitors have acquired, and may continue to acquire in the future, hardware companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors would harm our business, financial condition and results of operations.

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

If we fail to compete successfully with existing competitors or new competitors in the FGPA prototyping board market, our business could be harmed.

The FGPA prototyping board market is competitive and fragmented. We compete primarily with internal design groups of semiconductor companies and OEMs and with independent merchant board companies and emulation product companies. Growth in the FPGA prototyping board market will require semiconductor companies and OEMs to transition from internally designed prototype boards to merchant board solutions. If such companies decide to continue to custom develop prototype boards for cost or other reasons we may have more difficulty obtaining new customers and increasing our market share.

A number of companies provide merchant prototyping boards which can put pressure on us to reduce the prices of our products. Our competitors may offer discounts on certain products or partner with other design software companies or FPGA manufacturers to bundle software and hardware products for promotional purposes or as a long-term pricing strategy. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.

The HARDI acquisition may impair our existing relationships.

The completion of the HARDI acquisition could substantially impair our important business relationships. Customers and suppliers could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements, as a result of the acquisition. Other board manufacturers may refuse to work with us and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of June 30, 2007 had issued or allowed 51 patents, most of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our logic synthesis, physical synthesis and verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

We are subject to export control regulations that could restrict our ability to increase our revenue and may adversely affect our business.

Our hardware products are shipped from Sweden and are subject to Swedish export control laws and other foreign laws and regulations, which may require that we obtain an export license before we can export certain products or technology to specified countries. These export control laws, and possible changes to current laws, regulations and policies, could restrict our ability to sell products to customers in certain countries or give rise to delays or expenses in obtaining appropriate export licenses. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results or financial condition.

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

We had net income of $1.3 million in the six months ended June 30, 2007. Although we had net income of $3.2 million and $6.6 million in 2006 and 2005, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

As of June 30, 2007, our directors, officers and individuals or entities affiliated with our directors owned 41% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $5.28 during the 24 months ended June 30, 2007. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Customers outside North America accounted for approximately 42%, 44% and 43% of our total revenue for the six months ended June 30, 2007 and in the years 2006 and 2005, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

We held our 2007 Annual Meeting of Shareholders on May 21, 2007 in Sunnyvale, California. Of the 26,573,871 shares of our capital stock entitled to vote at the meeting, 25,129,327 shares were present in person or by proxy. Seven proposals were submitted to the shareholders for action or approval and the following are the results:

Proposal I – A proposal to elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or until their earlier resignation or removal.

Name	Total Votes for Each Director	Total Votes Withheld From Each Director	Total Votes Against Each Director
Prabhu Goel	22,965,426	2,163,901	N/A
Kenneth S. McElvain	24,998,787	130,540	N/A
Gary Meyers	24,994,787	134,540	N/A
Dennis Segers	25,027,431	101,896	N/A
Scott J. Stallard	25,031,370	97,957	N/A
Thomas Weatherford	23,009,136	2,120,191	N/A
Alisa Yaffa	22,976,353	2,152,974	N/A

Proposal II – A proposal to approve the amendment and restatement of the company’s Bylaws to provide a variable board of 5 to 9 directors.

For	Against	Abstain
25,021,601	104,844	2,882

Proposal III – A proposal to approve the amendment and restatement of the company’s Bylaws to permit uncertified shares.

For	Against	Abstain
24,787,313	301,386	40,646

Proposal IV – A proposal to approve the amendment and restatement of the company’s Bylaws to permit electronic delivery of proxy materials to shareholders.

For	Against	Abstain
24,934,775	191,670	2,882

Proposal V – A proposal to approve the amendment and restatement of the company’s Bylaws to permit electronic availability to board and board committee meeting notices and electronic consents.

For	Against	Abstain
24,934,775	191,670	2,882

Proposal VI – A proposal to approve the amendment and restatement of the transact any business before the Annual Meeting including any motion to adjourn to a later date to permit further solicitation of proxies.

For	Against	Abstain	No-Votes
16,069,429	4,214,533	17,748	4,827,617

Proposal VII – A proposal to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
24,943,412	128,640	57,305

ITEM 5.	OTHER INFORMATION

Pre-approvals of Audit and Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(2) of the Exchange Act, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, during 2007, the Audit Committee pre-approved the engagement of Ernst & Young LLP, our independent registered public accounting firm to provide audit services in Sweden, non-audit services related to online services and various international statutory audits.

ITEM 6:	EXHIBITS

3.2.1	Amended and Rested Bylaws of the Registrant

10.3.2	Amended and Restated 2000 Stock Option Plan

10.4.2	Amended and Restated 2000 Director Option Plan

10.26.1	Lease dated July 1, 2007 between Registrant and Sunnyvale Business Park I, LLC and Sunnyvale Business Park Sub, LLC for the 600 West California Avenue, Sunnyvale, CA office

10.37.1	Lease dated July 21, 2007 between Registrant and Weston Investments Co., LLC for the 3720 SW 141st Avenue, Beaverton, Oregon office

10.41.2	Addendum 1 to Variable Incentive Pay Plan

10.50	Stock Purchase Agreement dated June 1, 2007 between the Registrant and HARDI Electronics AB

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

Date: August 9, 2007	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)