Form 10-Q
period 2007-09-30
SYNPLICITY INC
filed 2007-11-09
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 30, 2007, the registrant had 26,644,177 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,883	$9,237
Short-term investments	37,035	56,160
Restricted cash	2,700	—
Accounts receivable, net	11,234	10,323
Inventories	1,627	—
Prepaid expenses	2,049	1,314
Other current assets	340	915

Total current assets	61,868	77,949
Restricted cash	2,700	—
Property and equipment, net	2,995	2,390
Goodwill	8,876	1,272
Intangible assets, net	11,068	1,035
Other assets	1,265	1,163

Total assets	$88,772	$83,809

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,516	$1,299
Accrued liabilities	1,937	1,537
Accrued compensation	4,465	4,360
Deferred revenue	16,616	18,409
Deferred income taxes	1,021	—

Total current liabilities	26,555	25,605
Other liabilities	272	89
Deferred income taxes	2,279	—
Shareholders’ equity:
Common stock	61,276	62,699
Accumulated deficit	(1,509)	(4,255)
Accumulated other comprehensive loss	(101)	(329)

Total shareholders’ equity	59,666	58,115

Total liabilities and shareholders’ equity	$88,772	$83,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
License and systems	$7,707	$5,071	$17,182	$12,518
Maintenance	7,081	6,865	20,577	20,321
Bundled license and services	4,653	4,334	13,334	13,287

Total revenue	19,441	16,270	51,093	46,126
Cost of revenue:
Cost of license and systems	1,014	80	1,443	115
Cost of maintenance	435	396	1,245	1,279
Cost of bundled license and services	96	65	289	294
Amortization of intangible assets	636	223	1,266	668

Total cost of revenue	2,181	764	4,243	2,356

Gross profit	17,260	15,506	46,850	43,770
Operating expenses:
Research and development	6,434	5,661	18,261	18,120
Sales and marketing	6,646	6,388	19,857	18,593
General and administrative	2,198	1,944	6,459	5,930
Amortization of intangible assets from acquisition	323	—	371	—
Restructuring charge	—	—	—	854

Total operating expenses	15,601	13,993	44,948	43,497

Income from operations	1,659	1,513	1,902	273
Other income, net	363	763	2,025	1,917

Income before income taxes	2,022	2,276	3,927	2,190
Income tax provision	571	631	1,181	608

Net income	$1,451	$1,645	$2,746	$1,582

Net income per share:
Basic and diluted net income per share	$0.05	$0.06	$0.10	$0.06

Shares used in basic per share calculation	26,770	26,790	26,747	26,918

Shares used in diluted per share calculation	27,830	27,421	27,730	27,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$2,746	$1,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,294	1,293
Stock based compensation	2,440	2,842
Amortization of intangible assets and capitalized software costs	1,707	719
Impairment of capitalized software	—	335
Changes in operating assets and liabilities:
Accounts receivable	296	2,233
Inventories	(608)	—
Prepaid expenses	(183)	307
Other current assets	575	369
Other assets	(172)	(185)
Accounts payable	(148)	622
Accrued liabilities	222	(232)
Accrued compensation	(311)	(114)
Deferred revenue	(1,793)	788
Other liabilities	183	—
Deferred income taxes	(317)	—

Net cash provided by operating activities	$5,931	$10,559

Investing activities:
Purchases of property and equipment	$(1,701)	$(1,178)
Purchase of technology	—	(500)
Purchases of short-term investments	(52,153)	(80,126)
Proceeds from maturities of short-term investments	54,162	67,757
Proceeds from sales of short-term investments	17,120	2,180
Acquisition of a business, net of cash acquired	(16,674)	—
Restricted cash	(5,400)	—

Net cash used in investing activities	$(4,646)	$(11,867)

Financing activities:
Proceeds from exercise of employee stock options	$2,655	$2,138
Repurchases of common stock	(6,518)	(5,099)

Net cash used in financing activities	$(3,863)	$(2,961)

Effect of exchange rate changes on cash	$224	$(13)

Net decrease in cash and cash equivalents	$(2,354)	$(4,282)
Cash and cash equivalents at beginning of period	9,237	13,941

Cash and cash equivalents at end of period	$6,883	$9,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2007 and the statements of income for the three and nine months ended September 30, 2007 and 2006 and the statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Acquisition

On June 1, 2007, HARDI Electronics, AB (“HARDI”) and Synplicity entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which all of the outstanding shares of HARDI were acquired by Synplicity. The acquisition was completed on June 8, 2007. Upon completion of the acquisition, each share of HARDI’s common stock issued and outstanding immediately prior to the effective date of acquisition was acquired by Synplicity in exchange for $18.8 million in cash.

The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) using the purchase method of accounting. Under purchase accounting, HARDI’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities and resulted in an amount for goodwill. Refer to Note 6 for details on the allocation of the purchase price.

Reclassifications

As of September 30, 2007, we changed the presentation of other current assets, our shareholders’ equity and accrued compensation amounts in our condensed consolidated balance sheet. Additionally, during the three months ended September 30, 2007 we reclassified foreign exchange gains and losses from operating expenses to other income in our condensed consolidated statements of income. Accordingly, the related amounts reported in the condensed consolidated financial statements in the prior periods have been reclassified to conform with the current period presentation.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is U.S. dollar, with the exception of our subsidiary in Japan and one of our subsidiaries in Sweden whose functional currency is the Yen and the Krona (“SEK”), respectively. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rates, except for non-monetary assets and liabilities such as property and equipment, are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period, except for expenses related to those balance sheet items that are translated using historical rates. Foreign exchange gain/loss resulting from these translations is included in our results of operations. For our Japanese and Swedish subsidiaries, assets and liabilities are denominated in Yen or SEK and translated at the month-end exchange rates, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period. Foreign exchange gain/loss resulting from these translations are included as cumulative translation adjustments in our shareholders’ equity.

Revenue Recognition

We license our software products as perpetual licenses, term licenses and time-based licenses. On June 8, 2007, the company completed its acquisition of HARDI, see Note 6, thereby adding High-performance ASIC Prototyping Systems (“HAPS”) to our product offerings. We generate revenue from direct sales, distributors and original equipment manufacturers (“OEMs”) and through custom software development services.

Revenue recognition criteria

We recognize software revenue based upon the residual method, in accordance with American Institute of Certified Public Accountants “AICPA” Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. For non-software products, or HAPS systems, the company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”) and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and all related interpretations.

Revenue is recognized when all the conditions stated below are met:

•	Persuasive evidence of an arrangement exists;

•	delivery of the product and license key, when applicable, has occurred;

•	the fee is fixed or determinable; and

•	collection of the fee is probable.

We make judgments as to whether collection of the fee is probable based on our customer credit review analysis. Revenue on arrangements to customers who are not deemed creditworthy is deferred until cash is received. Revenue from sales to distributors, who do not have a right to return, is considered to have met the probability of collection criterion when either (i) we have received payment for the product or (ii) we assess that we have a substantial and sustained history of collections from the distributor.

Additionally, we assess whether the fee is fixed or determinable for sales with non-standard payment terms by evaluating our history of collections from these customers and/or their current financial standing.

We also enter into arrangements to deliver to our customers, multiple products and/or services. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Synplicity.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the last undelivered item is delivered.

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

Perpetual license and term license revenue is recognized upon delivery of the product as License and Systems Revenue in the Condensed Consolidated Statements of Income (“Statements of Income”). We also sell non-software products that we refer to as systems. We recognize the revenue from systems sales upon transfer of title as License and Systems Revenue in the Statements of Income.

Maintenance revenue

Maintenance revenue from perpetual and term licenses allows customers under maintenance agreements to receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is 20% of the license list price, which establishes vendor specific objective evidence (“VSOE”) of the fair value of maintenance. Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period as Maintenance Revenue in the Statements of Income.

For larger value contracts entered into subsequent to March 31, 2006, we incorporated substantive contractual maintenance renewal rates into our agreements, at a consistent percentage of the net license fee, which establishes VSOE of fair value of maintenance for that class of arrangement per SOP 97-2. This methodology can be applied to arrangements of either perpetual or multi-year term licenses, where the first year’s maintenance is generally purchased with the term or perpetual licenses and the subsequent years are optional and can be purchased at the same percentage of the net license fee as the first year’s maintenance.

Bundled license and services revenue

We also generate revenue from time-based licenses, relationships with OEMs and custom software development. Time-based licenses include maintenance services for the duration of their terms. Revenue from time-based licenses is recognized as Bundled License and Services Revenue in the Statements of Income, on a straight-line basis over the period of the maintenance, as we do not have VSOE of the fair value of maintenance for time-based licenses.

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

In 2006, we entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs’ products. For the customization services, we made estimates of progress towards completion. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the longer period of either the maintenance or the customization services.

Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and the estimated total contract costs, which were regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for the three and nine months ended September 30, 2007 and years 2006 and 2005 and was recorded in Bundled License and Services Revenue in the Statement of Income.

On occasion, we may sell time-based licenses and perpetual or term licenses combined within a single order. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses.

Inventories

We record our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Note 2. Stock-Based Compensation

In March 2007, our Board of Directors approved an amended and restated 2000 Stock Plan. In May 2007, our shareholders also approved the amended Plan. Under this new Plan, we are permitted to award stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. No options were issued or outstanding as a result of the HARDI acquisition.

Employee stock-based compensation expense was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Cost of maintenance	$77	$37	$121	$85
Research and development	258	422	1,005	1,312
Sales and marketing	205	256	662	738
General and administrative	207	232	652	707

Total stock-based compensation	$747	$947	$2,440	$2,842

Stock Options and Employee Stock Purchase Plan:

The fair value of stock options and shares under the employee stock purchase plan were estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006, respectively:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,				Three Months Ended September 30,
	2007		2006		2007	2006
	Officers and Directors	All Other Employees	Officers and Directors	All Other Employees	All Employees and Directors
Expected life (in years)	4.0	3.9	4.0	3.0	0.7	1.5
Interest rate	4.5%	4.4%	4.9%	4.9%	5.0%	5.3%
Volatility	0.42	0.41	0.53	0.48	0.28	0.47
Estimated forfeiture rate	9.7%	15.9%	6.0%	12.8%	0%	0%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.52	$2.43	$2.53	$2.04	$1.65	$2.13

	Stock Options				Employee Stock Purchase Plan
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007	2006
	Officers and Directors	All Other Employees	Officers and Directors	All Other Employees	All Employees and Directors
Expected life (in years)	4.0	3.8	4.0	3.0	0.7	1.5
Interest rate	4.6%	4.6%	4.9%	4.9%	5.0%	5.3%
Volatility	0.43	0.43	0.56	0.49	0.28	0.47
Estimated forfeiture rate	9.7%	15.9%	6.0%	12.8%	0%	0%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.58	$2.53	$3.24	$2.20	$1.65	$2.13

Our computations of expected volatility for the three and nine months ended September 30, 2007 and 2006 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2007, $5.4 million of total unrecognized compensation expense related to stock-options was expected to be recognized over the weighted-average vesting period of 2.4 years.

Restricted Stock Awards:

Restricted Stock awards vest 25% on first anniversary of the grant date and quarterly thereafter over four years. We use the straight line attribution method for recognizing the expense associated with these grants.

As of September 30, 2007, 109,950 shares of restricted stock were outstanding and unvested, with an aggregate intrinsic value of $717,000 and a weighted average remaining contractual life of approximately 3.86 years. The weighted average grant fair value price was $6.52. These shares are scheduled to vest through 2011.

As of September 30, 2007, $696,000 of total unrecognized compensation expense related to non-vested restricted stock awards was expected to be recognized over the weighted-average vesting period of 3.8 years.

Note 3. Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income per share includes the impact of options to purchase common stock, if dilutive and potential dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units and awards, using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$1,451	$1,645	$2,746	$1,582

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,770	26,790	26,747	26,918

Basic net income per common share	$0.05	$0.06	$0.10	$0.06

Diluted weighted-average shares:
Basic shares (per above)	26,770	26,790	26,747	26,918
Add: Effect of dilutive stock options	1,058	631	982	745
Effect of dilutive restricted stock	2	—	1	—

Weighted-average shares used in computing diluted net income per share	27,830	27,421	27,730	27,663

Diluted net income per common share	$0.05	$0.06	$0.10	$0.06

Weighted average options outstanding to purchase 2,241,446 and 2,991,852 shares of common stock for the three and nine months ended September 30, 2007, respectively, and weighted average options outstanding to purchase 5,167,544 and 4,405,240 shares of common stock for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted net income per share as they were antidilutive.

Note 4. Comprehensive Income

Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income for the three months and nine months ended September 30, 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$1,451	$1,645	$2,746	$1,582
Foreign currency translation adjustments	219	10	224	(13)
Unrealized loss on available-for-sale investments, net of tax	21	59	4	17

Comprehensive income	$1,691	$1,714	$2,974	$1,586

Note 5. Stock Repurchase Program

In January 2007, our Board of Directors approved a new stock repurchase program which authorizes management to repurchase up to $10.0 million in 2007 for common stock. From January 1, 2007 to September 30, 2007, we repurchased a total of 985,066 shares at an average price of $6.62 per share. During the three months ended September 30, 2007, we repurchased a total of 585,066 shares at an average price of $6.71 per share.

Repurchased shares of our common stock are no longer deemed outstanding.

Note 6. Acquisition

On June 8, 2007, we completed our acquisition of all of the common stock of HARDI, a company organized under the laws of Sweden. As discussed in Note 1, the acquisition was accounted for in accordance with SFAS 141 using the purchase method of accounting, from the date of completion, June 8, 2007. In addition to tangible and other intangible assets, we acquired the HAPS product line which is a modular system with multi-FPGA motherboards and standard or custom-made daughter boards, which can be combined together in a variety of ways. The HAPS products combined with our existing software products allow Synplicity to offer a comprehensive ASIC verification solution. The acquisition allows us to grow our ASIC Verification product line, particularly by selling HAPS products in combination with our software products through our direct sales channel. HARDI’s results of operations are included in our statement of income from the date of acquisition.

We acquired all the outstanding shares of the common stock of HARDI for cash consideration of $19.8 million, which comprised of the following: (a) $18.8 million in cash and (b) $1.0 million of acquisition related costs. Pursuant to the Agreement, an additional $5.4 million is held in an escrow account which is discussed in the Contingent Consideration paragraph below.

The total purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities. Intangible assets consist of existing technology, customer relationships, trademarks/trade names and non-competition agreements. The intangible assets subject to amortization are being amortized on a straight-line basis during the useful lives below:

(in thousands)	Useful Life (in years)
Existing techology	3
Trademarks/Trade Names	2
Customer relationships	5
Non-Competition agreements	5

The allocation of purchase price is summarized as follows:

(in thousands)	Fair Value
Tangible assets	$4,185
Intangible assets	11,670
Deferred tax liability	(3,617)
Goodwill	7,604

Total	$19,842

Deferred Tax Liability

We recognized a deferred tax liability of $3.6 million for the aggregate difference between the assigned value of the intangible assets and the tax bases of these assets. The deferred tax liability was computed at a tax rate of 31%, a combination of a Swedish rate of 28% and the California state tax rate, net of the federal benefit, of 3%.

Contingent Consideration

The acquisition includes $5.4 million of contingent consideration currently held as restricted cash, which is payable in two equal increments, at the end of 13 and 25 months from June 1, 2007, subject to the achievement of certain revenue targets from the sale of HAPS systems. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill.

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

The pro forma financial information for the three months ended September 30, 2007 represents our actual results for that period as the acquisition closed on June 8, 2007. The pro forma financial information for the nine months ended September 30, 2007 combines our results for the nine months ended September 30, 2007 with HARDI’s results for the period January 1, 2007 to June 7, 2007. The pro forma financial information for the three and nine months ended September 30, 2006 combines our historical results with the historical results of HARDI for those periods.

The following table summarizes the pro forma financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Total revenue	$19,441	$18,827	$55,228	$51,732
Net income	$1,451	$1,718	$2,542	$2,219
Basic net income per share	$0.05	$0.06	$0.10	$0.08
Diluted net income per share	$0.05	$0.06	$0.09	$0.08

Note 7. Goodwill and Intangible Assets

The following summarizes our intangible assets as of September 30, 2007:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets from HARDI acquisition subject to amortization:
Existing technology (3 years)	$6,300	$(653)	$5,647
Trademarks/Trade names (2 years)	400	(62)	338
Customer realtionships (5 years)	4,600	(286)	4,314
Non-competition agreements (5 years)	370	(23)	347
Intangible assets from prior to 2007 acquisitions subject to amortization: (5 years):
Existing technology	3,500	(3,474)	26
Core technology	750	(746)	4
Maintenance agreements and related relationships	200	(200)	—
Intangible assets from purchase of technology subject to amortization (5 years)	500	(108)	392

	$16,620	$(5,552)	$11,068

Amortization of intangible assets from the HARDI acquisition reflects the intangible assets acquired as part of our purchase of products, technology, and related intangible assets from HARDI. Intangible assets from the acquisition are expensed using the straight-line method over a period of two to five-years, reflecting their estimated useful lives.

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

The following summarizes our actual amortization expense of intangibles for the nine months ended September 30, 2007 and 2006 and the estimated future amortization expense related to our intangible assets:

	Actual		Estimated
	Nine Months Ended September 30,		Remainder in 2007	2008	2009	2010	2011	2012
(in thousands)	2006	2007
Amortization of intangible assets from acquisitions (in cost of sales)	$668	$1,191	$555	$2,100	$2,100	$922	$—	$—

Amortization of intangible assets from purchase of technology (in cost of sales)	$—	$75	$25	$100	$100	$100	$67	$—

Amortization of intangible assets from acquisitions (in operating expenses)	$—	$371	$299	$1,194	$1,082	$994	$994	$436

The changes in the carrying value of goodwill are as follows:

(in thousands)	As of September 30, 2007
Balance as of December 31, 2006	$1,272

Goodwill related to acquisition of Hardi	7,604

$8,876

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

The following table presents revenue from external customers by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Total revenue:
North America	$12,127	$9,137	$30,486	$25,430
Japan	2,299	2,507	5,837	7,546
Europe, Middle East	2,799	2,433	8,209	7,957
Rest of Asia	2,216	2,193	6,561	5,193

	$19,441	$16,270	$51,093	$46,126

Revenue by geographic area is based on the location of the customer are attributed to geography based on the country where the assets are located.

Note 9. Inventory

Inventory is comprised of the following:

(in thousands)	As of September 30, 2007
Finished goods	$1,187
Raw materials	440

$1,627

The company does not typically maintain work-in-process inventory.

Note 10. Income Taxes

For the three and nine months ended September 30, 2007 and 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income.

A valuation allowance is recorded to reduce any deferred tax assets that at this time is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets.

We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we would recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, subsequent periods may have higher tax provision expenses.

The following table presents the provision and benefit for income taxes and the effective tax rates for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Income before income taxes	$2,022	$2,276	$3,927	$2,190
Income tax provision	$571	$631	$1,181	$608
Effective tax rate	28.2%	27.7%	30.1%	27.8%

The provision for income taxes for the three and nine months ended September 30, 2007 of $571,000 and $1.2 million, respectively, related principally to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and nine months ended September 30, 2007 and the provision actually recorded was due to the use of tax credit carryforwards net of the impact of non-deductible SFAS 123R stock option compensation expenses to arrive at the federal alternative minimum tax computations.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No.48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109 (“FIN 48”). The two-step process involved our evaluation of whether our income tax positions will more likely than not sustain on technical merits if audited by the Internal Revenue Service (“IRS”). In each of the steps, the more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information.

As a result of our assessment, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. As of January 1, 2007 and September 30, 2007, we had $3.3 million and $3.8 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. During the nine months ended September 30, 2007 we have not accrued any interest and penalty associated with unrecognized tax benefits. Although the timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under “Critical Accounting Estimates” regarding the condensed consolidated financial statements included in this Quarterly Report, the statements under “Three And Nine Months Ended September 30, 2007 and 2006 —- Income Taxes” regarding federal net operating loss and tax credit carry forwards; the statements under “Liquidity and Capital Resources” concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Risk Factors”. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our geographic distribution of revenue for the three and nine months ended September 30, 2007 was approximately 62% and 60% from North America, 12% and 11% from Japan, 14% and 16% from Europe and 11% and 13% from the rest of Asia, respectively.

Acquisition

On June 8, 2007, Synplicity acquired HARDI pursuant to an Agreement entered to purchase all the outstanding shares of HARDI. Upon completion of the acquisition, each share of HARDI’s common stock issued and outstanding immediately prior to the effective date of acquisition was acquired by Synplicity in exchange for $18.8 million in cash.

The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) using the purchase method of accounting. Under purchase accounting, HARDI’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities and resulted in an amount for goodwill. Refer to Note 6 for details on the allocation of the purchase price and the ASIC verification solutions for the details on the HAPS product.

Restricted Stock Awards

In March 2007, our Board of Directors amended and approved our 2000 Stock Plan. In May 2007, our shareholders also approved the amended Plan. Under this new Plan, we are permitted to award stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Our products include FPGA implementation solutions, ASIC verification solutions, ESL solutions and our expiring ASIC synthesis solutions. They are described in more detail as follows:

FPGA Implementation Solutions:

Our FPGA Implementation solutions include FPGA logic synthesis and physical synthesis design tools as well as our RTL debugging tool. Synplify Pro, Synplify Premier and Identify are used in both FPGA implementation and ASIC verification.

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

In the three and nine months ended September 30, 2007, revenue from our FPGA Implementation Solutions accounted for 44% and 46% of total revenue, respectively. In the three and nine months ended September 30, 2006, revenue from our FPGA Implementation Solutions accounted for 49% and 49% of total revenue, respectively.

ASIC Verification Solutions:

Our ASIC verification solutions, collectively called the Confirma Platform, includes software tools for implementation, prototyping and debugging and the High-Performance ASIC Prototyping System (HAPS).

•

Synplify Pro and Synplify Premier. ASIC designers frequently use our synthesis tools to implement ASIC designs into an FPGA for prototyping. For single FPGAs they will use Synplify Pro or Synplify Premier.

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

In the three and nine months ended September 30, 2007, revenue from our ASIC Verification Solutions was 50% and 48% of total revenue, respectively. In the three and nine months ended September 30, 2006, revenue from our ASIC Verification Solutions was 42% and 41% of total revenue, respectively.

ESL Solutions:

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

In the three and nine months ended September 30, 2007, revenue from our ESL Solutions accounted for 3% and 3% of total revenue, respectively. In the three and nine months ended September 30, 2006, revenue from our ESL Solutions was 2% and 2% of total revenue, respectively.

Structured ASIC and ASIC Synthesis Solutions:

•

Synplify ASIC is our logic synthesis product for ASIC designs. Amplify RapidChip, Amplify ISSP and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic’s RapidChip, NEC Electronics’ ISSP and Fujitsu Microelectronics’ AccelArray’s Structured ASIC architectures, respectively.

In the three and nine months ended September 30, 2007, revenue from our Structured ASIC and ASIC Synthesis Solutions accounted for 3% and 3% of total revenue, respectively. In the three and nine months ended September 30, 2006, revenue from our Structured ASIC and ASIC Synthesis Solutions was 7% and 9% of total revenue, respectively.

In March 2006, we decided to exit the Structured ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in our FPGA implementation, ESL and ASIC verification product lines. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. We anticipate customer support will be required on a declining basis though the middle of 2008.

Sources of Revenue:

Our total revenue is comprised of perpetual and term license revenue, HAPS systems revenue, maintenance revenue and bundled license and services revenue. Customers who buy perpetual licenses will typically purchase one year maintenance agreements which provide electronic, internet-based technical support and telephone support as well as unspecified product updates when and if available. We also offer two-year and three-year term licenses for certain products under which the customer purchases the first year of maintenance with the license and can renew maintenance in each of the following one or two years. Time-based licenses include maintenance services for the duration of their respective terms. When we sell a HAPS system we record revenue upon transfer of title and we also provide the customer with a twelve month warranty. Over the history of HARDI sales of HAPS systems warranty expense has been negligible and, therefore, we do not currently have a warranty reserve as we believe that HARDI’s history is a reasonable indicator of future results. We will determine the requirement for any warranty reserve based on future results. Revenue from OEM relationships and custom software development services revenue is recorded in bundled license and services revenue.

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

During the nine months ended September 30, 2007, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K except for the following.

Revenue Recognition

As discussed in Note 1 to our Consolidated Financial Statements, we enter into agreements to sell systems, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including:

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

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006. There is no assurance that our historical operating results are indicative of our future results.

Three and Nine Months Ended September 30, 2007 and 2006

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Revenue	$19.4	$16.3	$3.1	19%	$51.1	$46.1	$5.0	11%

For the three months ended September 30, 2007, our total revenue increased 19% over the three months ended September 30, 2006. FPGA implementation revenue increased by 9%, ASIC verification revenue, which include revenue from the HAPS product line, increased by 44%, ESL revenue increased by 53% and ASIC revenue decreased, as expected, from $1.2 million in 2006 to $496,000 in 2007.

In the three months ended September 2007 license and systems revenue was 40% of total revenue, maintenance revenue was 37% of total revenue and bundled license and service revenue was 24%. In the three months ended September 2006 license and systems revenue was 31% of total revenue, maintenance revenue was 42% of total revenue and bundled license and service revenue was 26%. This mix will vary depending on the proportion of time-based licenses compared to total licenses booked, however, we anticipate that the sale of HAPS products will cause the license and systems revenue to increase relative to our other revenue sources.

For the nine months ended September 30, 2007 total revenue increased 11% from the nine months ended September 30, 2006. FPGA implementation revenue increased 5%, ASIC verification revenue increased 31%, ESL revenue increased 83% and ASIC revenue decreased, as expected, from $4.2 million in 2006 to $1.7 million in 2007.

In the nine months ended September 2007 license and systems revenue was 34% of total revenue, maintenance revenue was 40% of total revenue and bundled license and service revenue was 26%. In the nine months ended September 2006 license and systems revenue was 27% of total revenue, maintenance revenue was 44% of total revenue and bundled license and service revenue was 29% of total revenue.

For the three and nine months ended September 30, 20007, percentage of the Synplify Pro, Synplify Premier and Identify revenue from FPGA implementation and ASIC verification product lines to total revenue was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	FPGA Implementation		ASIC verification		FPGA Implementation		ASIC verification
Synplify Pro revenue	27%	30%	17%	24%	31%	29%	20%	23%
Synplify Premier revenue	8%	7%	6%	3%	7%	4%	7%	3%
Identify revenue	1%	1%	1%	2%	1%	1%	2%	2%

License and systems revenue. License and systems revenue includes revenue from perpetual and term license and systems sales.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
License and systems revenue	$7.7	$5.1	$2.6	51%	$17.2	$12.5	$4.7	38%
As a percentage of total revenue	40%	31%			34%	27%

License and systems revenue increased 51% from the three months ended September 30, 2006 over the three months ended September 30, 2007, driven principally by the sales of HAPS products. Perpetual and term license revenue from FPGA implementation increased 3%, ESL revenue increased 24%, ASIC verification revenue, including HAPS, increased 119% and, as expected, ASIC synthesis revenue declined by 55%.

For the nine months ended September 30, 2007, license and systems revenue increased by 38% over the nine months ended September 30, 2006. Perpetual and term license revenue from FPGA implementation was flat, ESL revenue increased 75%, ASIC verification revenue, including HAPS, increased 12% and, as expected, ASIC synthesis revenue declined by 17%.

Maintenance revenue. Maintenance revenue is derived from contracts associated with perpetual and term license sales. Our customers purchase the first year of maintenance with the perpetual or term license and a substantial number of them renew their maintenance in the years that follow. As a percentage of total revenue, maintenance revenue will vary depending on our mix of perpetual, term and time-based licenses as well as our cancellation rate.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Maintenance revenue	$7.1	$6.9	$0.2	3%	$20.6	$20.3	$0.3	1%
As a percentage of total revenue	37%	42%			40%	44%

The following table represents the increases and decreases of maintenance revenue by product line.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
FPGA implementaion revenue	$4,297	$4,032	$265.0	7%	$12,349	$12,001	$348.0	3%
ASIC verification revenue	2,632	2,623	9.0	0%	7,847	7,582	265.0	3%
ESL revenue	100	62	38.0	61%	258	172	86.0	50%
Structured ASIC and
ASIC synthesis revenue	52	150	(98.0)	(65%)	123	567	(444.0)	(78%)

Total maintenance revenue	$7,081	$6,867			$20,577	$20,322

The following table represents the percentage of maintenance revenue by product line to total maintenance revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
FPGA implementaion revenue	61%	59%	60%	59%
ASIC verification revenue	37%	38%	38%	37%
ESL revenue	1%	1%	1%	1%
Structured ASIC and ASIC synthesis revenue	1%	2%	1%	3%

In the three and nine months ended September 2007, maintenance revenue increased modestly over the comparable periods of 2006. While our renewal rate remained the same in all periods, the mix of applicable licenses generating maintenance revenue was more heavily weighted to time-based licenses which are booked in bundled license and services revenue. In all periods presented about 60% of our maintenance revenue is derived from FPGA implementation licenses and about 37% is derived from ASIC verification licenses. ASIC verification licenses include HAPS sales which do not carry a maintenance contract.

Bundled license and services revenue. Bundled license, systems and services revenue includes revenue from time-based licenses which include maintenance, development and OEM agreements, and revenue from other services such as consulting, technical support, and user guides.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Bundled license and services revenue	$4.7	$4.3	$0.4	9%	$13.3	$13.3	$—	0%
As a percentage of total revenue	24%	26%			26%	29%

The following table represents the increases and decreases of bundled license and services revenue by product line.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
FPGA implementaion revenue	$1,239	$1,125	$114.0	10%	$3,615	$3,160	$455.0	14%
ASIC verification revenue	1,298	1,074	224.0	21%	3,658	3,062	596.0	19%
ESL revenue	100	20	80.0	400%	207	60	147.0	245%
Structured ASIC and
ASIC synthesis revenue	388	906	(518.0)	(57%)	1,394	2,806	(1,412.0)	(50%)
Custom software development services revenue	1,628	1,209	419.0	35%	4,460	4,199	261.0	6%

Total bundled license and services revenue	$4,653	$4,334			$13,334	$13,287

The following table represents the percentage of bundled license and services revenue by product line to the total bundled license and services revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
FPGA implementaion revenue	27%	26%	27%	24%
ASIC verification revenue	28%	25%	27%	23%
ESL revenue	2%	0%	2%	0%
Structured ASIC and ASIC synthesis revenue	8%	21%	10%	21%
Custom software development services revenue	35%	28%	34%	32%

In the three months ended September 2007, bundled license and services revenue increased by 9% over the same period in 2006. Higher OEM revenues offset the expected decrease in ASIC synthesis revenues. In the nine months ended September 2007, bundled license and services revenue was flat compared to the same period in 2006. A higher time-based license rate generated increases in FPGA implementation and ASIC verification software revenue, however, ASIC synthesis revenue was lower , as expected and OEM revenue was higher by 6%.

Cost of revenue

Cost of license and systems revenue. Cost of license and systems revenue includes the costs of systems sold (raw materials, contract manufacturing costs), royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping licenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of license and systems revenue	$1,014	$80	$934.0	1168%	$1,443	$115	$1,328.0	1155%
As a percent of license revenue	13%	2%			8%	1%
As a percent of total revenue	5%	0%			3%	0%

For the three months ended September 30, 2007, cost of license and systems revenue increased $934,000 from the three months ended September 30, 2006, due to the cost of sales associated with our HAPS systems sold.

For the nine months ended September 30, 2007, cost of license and systems revenue increased $1.3 million over the nine months ended September 30, 2006, principally due to the cost of sales associated with our HAPS systems sold.

Cost of maintenance revenue. Cost of maintenance revenue consists of the costs of personnel, including stock-based compensation, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of maintenance revenue	$435	$396	$39.0	10%	$1,245	$1,279	$(34.0)	(3)%
As a percent of maintenance revenue	6%	6%			6%	6%
As a percent of total revenue	2%	2%			2%	3%

For the three months ended September 30, 2007, cost of maintenance revenue increased 10% from the three months ended September 30, 2006, principally due to higher stock-based compensation expense.

For the nine months ended September 30, 2007, cost of maintenance revenue decreased 3% from the nine months ended September 30, 2006, due to lower customer support expenses, offset by higher stock-based compensation expense.

Cost of bundled license and services revenue. Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts, and time-based licenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Cost of bundled license and services revenue	$96	$65	$31.0	48%	$289	$294	$(5.0)	(2)%
As a percent of bundled license and services revenue	2%	1%			2%	2%
As a percent of total revenue	0%	0%			1%	1%

For the three months ended September 30, 2007, cost of bundled license and services revenue increased 48% from the three months ended September 30, 2006, due to an increase in development contracts.

For the nine months ended September 30, 2007, cost of bundled license and services revenue decreased 2% from the nine months ended September 30, 2006, as a result of a reduction in the time-based license rate, offset by increased costs associated with development work.

Amortization of intangible assets. Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. In addition, amortization of intangible assets also reflects the amortization of intangible assets acquired as a result of the HARDI acquisition. Intangible assets are expensed over two to five-year useful lives.

The following summarizes our actual expense and estimated future amortization expense related to the above intangible assets:

	Actual Nine Months Ended September 30,		Estimated
(in thousands)	2006	2007	Remainder in 2007	2008	2009	2010	2011	2012
Amortization of intangible assets from acquisitions (in cost of sales)	$668	$1,191	$555	$2,100	$2,100	$922	$—	$—

Amortization of intangible assets from purchase of technology (in cost of sales)	$—	$75	$25	$100	$100	$100	$67	$—

Amortization of intangible assets from acquisitions (in operating expenses)	$—	$371	$299	$1,194	$1,082	$994	$994	$436

Operating expenses

Research and development. Research and development expenses include compensation, stock-based compensation expenses, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Research and development	$6.4	$5.7	$0.7	12%	$18.3	$18.1	$0.2	1%
As a percent of total revenue	33%	35%			36%	39%

For the three months ended September 30, 2007, research and development expenses increased 12% from the three months ended September 30, 2006, primarily due to higher compensation cost resulting from our acquisition of HARDI in June 2007 and increased headcount in our India office. Expenses were also higher due to an increased overhead expenses and purchases of software and equipment. These increases were partially offset by lower stock-based compensation expenses.

For the nine months ended September 30, 2007, research and development expenses increased 1% from the nine months ended September 30, 2006, primarily due to higher compensation cost, overhead expenses and recruiting expenses. These increases were partially offset by lower stock-based compensation expenses.

Sales and marketing. Sales and marketing expenses include compensation, commissions and stock-based compensation expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
Sales and marketing	$6.6	$6.4	$0.2	3%	$19.9	$18.6	$1.3	7%
As a percent of total revenue	34%	39%			39%	40%

For the three months ended September 30, 2007, sales and marketing expenses increased 3% compared to the three months ended September 30, 2006, primarily due to higher compensation cost, and increased travel expenses. These increases were partially offset by lower marketing communication expenses.

For the nine months ended September 30, 2007, sales and marketing expenses increased 7% compared to the nine months ended September 30, 2006, primarily due to higher compensation cost, travel expenses and marketing communication expenses. Expenses were also higher due to recruiting fees and outside services. These increases were offset by lower commission expense and lower stock-based compensation expenses.

General and administrative. General and administrative expenses include compensation and stock-based compensation expenses, accounting and legal expenses, outside services and allocated overhead expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2007	2006	$	%	2007	2006	$	%
General and administrative	$2.2	$1.9	$0.3	16%	$6.5	$5.9	$0.6	10%
As a percent of total revenue	11%	12%			13%	13%

For the three months ended September 30, 2007, general and administrative expenses increased 16% compared to the three months ended September 30, 2006, due to higher compensation cost, increased consulting and recruiting expenses and higher outside services expense.

For the nine months ended September 30, 2007, general and administrative expenses increased 10% compared to the nine months ended September 30, 2006, due to higher compensation costs, increased consulting and accounting expenses and purchases of equipment and software. The increases were partially offset by lower insurance expenses and lower stock-based compensation expenses.

Other income, net. Other income, net includes interest income earned on cash and investments, foreign exchange gains and losses, and other miscellaneous items. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Other income, net	$363.0	$763.0	$(400.0)	52%	$2,025.0	$1,917.0	$108.0	6%
As a percent of total revenue	2%	5%			4%	4%

For the three months ended September 30, 2007, the decrease in other income, net was primarily due to net foreign exchange losses of $251,000 and lower investable cash as a result of the HARDI acquisition in June 2007 and stock repurchases.

For the nine months ended September 30, 2007, the increase in other income, net was due to higher interest rates on a higher level of investments and a gain from an early termination of a facility lease, offset by net foreign exchange losses of $258,000.

Income Taxes. We recorded a provision for income taxes of $571,000 and $1.2 million for the three and nine months ended September 30, 2007, respectively, and a provision of $631,000 and $608,000 for the three and nine months ended September 30, 2006, respectively. For both periods, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the utilization of tax credit carryforwards, federal alternative minimum tax, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised accordingly. The difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the provision actually recorded was due to the use of tax credit carryforwards that are allowable under the federal alternative minimum tax computations offset by the impact of non-deductible SFAS 123R stock option compensation expenses.

A valuation allowance is recorded to reduce any deferred tax assets that at this time is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets.

The income tax provision for the three and nine months ended September 30, 2007 and 2006 was:

	Three Months Ended September 30,		$ change	Nine Months Ended September 30,		$ change
(in thousands)	2007	2006		2007	2006
Income tax provision	$571.0	$631.0	$(60.0)	$1,181.0	$608.0	$573.0

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $6.9 million, short-term investments of $37.0 million, an accumulated deficit of $1.5 million and working capital of $35.3 million.

Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2007, compared to $10.6 million for the nine months ended September 30, 2006. The decrease in cash provided by operating activities was primarily due to (i) higher accounts receivable at September 30, 2007 than at December 31, 2006 as a result of increased revenue and lower collections, (ii) the acquisition of inventories in June 2007 as a result of the acquisition of HARDI, (iii) lower deferred revenue resulting from lower time-based license revenue in 2007 and (iv) the increase in deferred income taxes booked in 2007 relating to the acquisition; offset by (v) higher amortization of intangible assets.

Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2007, compared to $11.9 million for the nine months ended September 30, 2006. The decrease in cash used in investing was due to (i) sales of short-term investments, (ii) lower purchases of short term investments; offset by (iii) the cash used for acquisition of HARDI. See Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information relating to acquisition related activities that have affected our liquidity.

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2007, compared to $3.0 million for the nine months ended September 30, 2006. The increase was due to an increase in repurchases of common stock in 2007 offset by proceeds from exercises of stock options by employees under our stock option plan.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount, type and timing of product license sales;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance contracts;

•	the timing of customer payments and the collection of outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products, technologies or businesses;

•	any stock repurchases if our stock repurchase program is extended; and

•	the availability of financing.

We believe that our cash and short-term investments balance of $43.9 million as of September 30, 2007 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing during this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contingent Consideration

Related to our acquisition of HARDI, we have placed $5.4 million in an escrow account to be delivered to three former HARDI shareholders subject to attainment of specified revenue targets from the sales of HAPS systems. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2007, we believe there have been no material changes to the market risk disclosures presented in our 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our exit from the ASIC markets in 2006, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 60%, 61% and 52% of our total revenue in the nine months ended September 30, 2007 and in the years ended December 31,

2006 and 2005, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or renew their term, time-based licenses and maintenance contracts with us, or if existing resale agreements with FPGA manufacturers are canceled.

We rely on sales of additional licenses to our existing customers, as well as the renewal of term licenses, time-based licenses and annual maintenance contracts. Additional license sales to our existing customers represented 83%, 82% and 79% of our sales in the nine months ended September 30, 2007, in 2006 and in 2005, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their term licenses, time-based licenses or maintenance contracts. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as increased need for and usage of our products by those customers. In limited cases, customers have withdrawn their orders or returned the products recently purchased for reasons beyond our control. Additionally, we experienced lower rates of maintenance renewal in the past for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience declines in maintenance renewal rates, our maintenance revenue could stop growing or decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 9% of our revenue in the nine months ended September 30, 2007, 8% of our revenue in 2006 and 7% of our revenue in 2005. If these agreements were canceled or not renewed, our revenue could decline.

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

We acquired HARDI with the expectation that it would enable us to complement our software products and increase revenue. However, the acquisition of HARDI involves the integration of two companies that previously operated independently. The acquisition poses a number of risks including:

•	increased fixed costs associated with the manufacture and sale of systems;

•	our inexperience selling systems through our traditional software sales channels;

•	inability to demonstrate to our customers that the acquisition will not adversely affect our ability to address their needs;

•	failure to coordinate independent research and development teams across technologies and product platforms;

•	difficulty in designing and implementing effective internal control over financial reporting for the combined operations;

•	differences in existing internal controls over financial reporting of HARDI that could result in weaknesses that require remediation when the our existing systems and HARDI’s systems are combined;

•	diversion of management resources in overseeing a remote business in Sweden;

•	the consequences of our potential loss of key employees and

•	the consequences of our potential loss of distributors.

If we do not successfully manage these issues and other challenges inherent in integrating complex businesses, then we may not achieve the anticipated benefits of the acquisition and our revenues, expenses, operating results and financial condition could be materially adversely affected.

Our systems business is dependent on the continued demand for ASIC design opportunities.

Our HAPS systems are designed to reduce the long development time, high costs and substantial failure rate associated with the design of ASICs. Without continued demand for ASICs for use in electronic systems, or in the event that the time and costs associated with ASIC design are reduced, our products may become obsolete or uncompetitive, which could materially adversely affect our business.

We depend on contract manufacturing of our HAPS systems which affects our capacity and inventory.

We rely on third party subcontractors to manufacture our HAPS products. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with our customers result in lower operating results.

Our reliance on third party subcontractors affects our ability to build inventory quickly which could lead to variations in earnings as we sell our systems products through our software sales channels. We may forecast incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

If we fail to effectively manage the procurement of components for our HAPS systems it could have a material adverse impact on our systems business.

The success of our HAPS products depends on our ability to procure hardware components on a timely basis from a limited number of suppliers, assemble and ship systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for systems. Our inability to be successful in any of the foregoing could materially adversely impact us.

We generally commit to purchase component parts from suppliers based on sales forecasts of our HAPS products. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components could materially adversely impact our operating results.

We may not succeed in developing, marketing, and selling new or enhanced commercially acceptable FPGA implementation, ASIC verification and ESL products, and our operating results may decline as a result.

We develop FPGA implementation, ASIC verification and ESL products that leverage our core capabilities. Customizing products and developing new features for existing products that meet the needs of electronic product designers require significant investments in research and development. If we fail to continue to introduce customized products or enhanced versions of existing products that are commercially acceptable in a timely and cost-effective manner, our business could be negatively affected. Growing competition, technological changes and other market factors that negatively affect the demand for FPGAs and ASICs could also adversely affect our revenue. Our future growth and profitability will depend in large part on our ability to gain market acceptance of our products outside of our Synplify Pro product. We cannot be certain that our newer products, or other new markets, or our acquired products, will be successful. If customers do not widely adopt such products, our operating results could decline.

Our revenue may decline if other vendors’ products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

Our ability to sell our products depends in part on the compatibility of our products with other vendors’ semiconductor design software and verification products. These vendors may change their products so that they will no longer be compatible with our products or may restrict our access to their products, either physically or economically. Some vendors already bundle their products with other FPGA implementation, ASIC verification or ESL products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, any of these factors may negatively affect our ability to offer commercially viable or competitive products or may reduce sales of, or increase costs for, our products.

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

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to merge their extensive distribution capabilities with our competitors’ products.

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

If we fail to compete successfully with existing competitors or new competitors in the FPGA prototyping board market, our business could be harmed.

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

Although revenue has increased in our United States operations in 2006 and 2007, we have in the past experienced negative effects from economic downturns in the United States and other countries. In 2004, customers tightly controlled spending and reduced or delayed purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas. For example, the recent increase in worldwide fuel prices could result in weakened economic conditions in the United States and other geographic areas and adversely affect our business.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of copyright, trade secret and trademark laws. We have filed a number of patent applications and as of September 30, 2007 had issued or allowed 50 patents, most of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our FPGA implementation, ASIC verification and ESL products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

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

We had net income of $2.7 million in the nine months ended September 30, 2007. Although we had net income of $3.2 million and $6.6 million in 2006 and 2005, respectively, we have had significant net losses in the past, including a net loss of $377,000 in 2003 and $3.3 million in 2002. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

As of September 30, 2007, our directors, officers and individuals or entities affiliated with our directors owned 41% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $5.28 during the 24 months ended September 30, 2007. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

Customers outside North America accounted for approximately 40%, 44% and 43% of our total revenue for the nine months ended September 30, 2007 and in the years 2006 and 2005, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturn during 2002 in parts of Europe and Japan, and experienced negative effects from the SARS epidemic on our Asia business during 2003. A return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

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

Changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants. In order to comply with these new rules, we have added internal resources and have utilized additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we maintain compliance with Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations. A misrepresentation of these regulations could require us to restate our prior results. We may also face challenges with our review and reporting of the effectiveness of internal controls over financial reporting due to changes in materiality thresholds, interpretive literature and other procedures in future reviews.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Amount May Yet Be Used to Purchase Shares Under the Program
July 1, 2007 through July 31, 2007	—	$—	—	$7,407,997
August 1, 2007 through August 31, 2007	485,066	6.73	485,066	$4,142,350
September 1, 2007 through September 30, 2007	100,000	6.60	100,000	$3,482,348

Total	585,066	$6.71	585,066	$3,482,348

In January 2007, our Board of Directors approved a new stock repurchase program which authorizes management to spend up to $10.0 million for common stock repurchases in 2007, of which $3.5 million is remaining for this year. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions.

ITEM 6:	EXHIBITS

10.45.1	Lease dated September 1, 2007 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza Blok 3 floor Bilkent, Turkey office

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.

Date: November 9, 2007	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)