Form 10-K
period 2007-12-31
SYNPLICITY INC
filed 2008-03-17
CIK 1027362

Use these links to rapidly review the document
SYNPLICITY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31545

SYNPLICITY, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0368779 (I.R.S. Employer Identification Number)
600 West California Avenue, Sunnyvale, California 94086
Registrant's telephone number, including area code: (408) 215-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 29, 2007 as reported on the Nasdaq Global Select Market, was $110,727,834. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 29, 2008, the registrant had outstanding 26,463,921 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders into Part III of this Annual Report on Form 10-K.

SYNPLICITY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

PART I

        This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward-looking statements involve risks and uncertainties. When used in this Report, the words "may," "will," "should," "believe," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Synplicity, Inc. ("we", "us", "our company", "our" or "Synplicity") undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC") or to reflect the occurrence of unanticipated events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

        We incorporated under the laws of the State of California in 1994. Our principal executive offices are located at 600 West California Avenue, Sunnyvale, California, 94086 and our telephone number at that location is (408) 215-6000. This Annual Report on Form 10-K, as well as all of our subsequent filings under the Exchange Act, are accessible, free of charge, via our website at www.synplicity.com as soon as reasonably practicable after such reports have been filed with the SEC. Investors may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

        Synplicity, Synplify, Synplify Pro, Certify, Amplify, Confirma, HAPS, TotalRecall, Synplify ASIC, Identify and Behavior Extracting Synthesis Technology are our registered trademarks. All other names mentioned herein are trademarks or registered trademarks of their respective owners.

ITEM 1.    BUSINESS

Company Overview

        We are a leading provider of solutions that enable the rapid and effective design and verification of integrated circuits used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other electronics systems. Our products perform essential steps in the process of designing and verifying semiconductors that are tailored to perform a specific function including field programmable gate arrays ("FPGAs") and application specific integrated circuits ("ASICs"). We employ proprietary logic synthesis and ESL level synthesis, physical synthesis, debug technology and high speed FPGA based systems to simplify, improve and accelerate the design and verification of large complex FPGAs and ASICs. We believe our products, coupled with our responsive customer support, assist our customers in meeting their performance goals and in reducing their time to market for their electronic systems.

Industry Background

        Manufacturers of networking and communications, semiconductor, computer and peripheral, military and aerospace, consumer, and other electronics systems utilize a wide variety of advanced semiconductors, including FPGAs and ASICs, in their products. Unlike off the shelf standard function semiconductors, FPGAs and ASICs are tailored to perform specific functions defined by electronic product designers. FPGAs are semiconductors that are customized or programmed to perform a specific function after the semiconductors are manufactured, whereas ASICs are customized during the manufacturing process.

        FPGAs and ASICs are used to implement proprietary intellectual property and to provide the equipment manufacturer's products with enhanced performance, flexibility and differentiation. FPGAs provide equipment manufacturers with the ability to create and modify semiconductor designs quickly and easily. With FPGAs, electronics manufacturers can make changes to the design even after the customer uses the product. This ease of creation and modification helps electronics manufacturers meet time to market requirements by shortening development times. In this respect, FPGAs provide electronic equipment manufacturers the ability to get to market quickly and the flexibility to update their products to address rapidly changing industry and interoperability standards. ASICs, on the other hand, can achieve higher performance, lower power consumption and lower unit cost than FPGAs when produced in volume. However, ASICs generally have a longer development cycle, as well as lengthy and expensive custom fabrication processes prior to shipment.

        The capacity of FPGAs and ASICs has increased over time due to advanced manufacturing processes. These advanced manufacturing processes help improve performance, lower overall part costs and further expand the breadth of applications for which FPGA and ASIC semiconductors can be used.

Challenges of designing FPGAs and ASICs

        As more complex FPGAs and ASICs, with higher capacity, are used in the design of electronic equipment, these FPGAs and ASICs often require significant resources to design and test their functionality. Large semiconductor designs require more time to develop and test, which may limit the equipment manufacturer's ability to get to market quickly.

        FPGAs and ASICs are increasingly incorporating digital signal processing ("DSP") functionality to obtain a substantial performance increase over standard DSP processors. However, an obstacle in implementing DSP functionality in FPGAs is that it is a very time-consuming process to explore different design architectures in order to achieve optimal performance. Traditional techniques for converging on a solution use very iterative and manual methods that frequently do not produce optimal results.

        Complex ASIC design, using the traditional cell-based library approach for implementation, has become increasingly costly as deep submicron process technologies require larger investments in EDA tools, design resources and initial semiconductor manufacturing costs. In addition to rising costs, the time it takes to complete a typical cell-based ASIC has lengthened as the verification process has become increasingly difficult and the level of application software integration has increased. These and other economic forces have resulted in a declining number of cell-based ASIC design starts over the past ten years.

        Electronic product designers seek solutions that produce high-performance designs, increase productivity, reduce costs and are easy to learn and use. To achieve these objectives, electronic product designers, including equipment manufacturers using FPGAs and ASICs, have recognized the advantage of certain software and systems solutions which address critical steps in the development cycle.

        To date, these solutions have focused on several functions in the development cycle including:

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

  •
  Physical synthesis.  Physical synthesis software combines the function of logic synthesis software with some of the functions of placement and routing software. Placement and routing software processes the optimized description of the semiconductor created by logic synthesis to place the logic and memory elements in locations on the semiconductor and to assign routes for wires between those placed elements. The goal is to keep wires short in order to maximize performance. Because a physical synthesis system controls the locations of elements, it can identify performance limitations more easily and fix them with a combination of placement changes and logic synthesis optimizations. It also provides improved timing correlation and the potential for power reduction.

  •
  Verification.  Verification systems comprising software and hardware use the information from the functions and integrity of the semiconductor to test whether it will perform as intended. For example, with ASICs, the designer must verify whether the semiconductor will perform as intended and whether the proposed design works with other components in the electronics system, such as software or a communication module. Mistakes not identified prior to ASIC chip manufacture are costly and can require weeks or months for correction.

Our Approach

        Our software and systems solutions improve performance, reduce risk and shorten development times for complex FPGAs and ASICs by simplifying, improving and automating key design planning, logic synthesis, physical synthesis and verification functions. Our products utilize a number of sophisticated mathematical algorithms, electrical engineering techniques, advanced software operations and carefully engineered systems. Our software products also provide the following features and benefits to our customers and their electronic product designers:

        Accelerated time to market.    Electronic product designers require time efficient solutions. Our software products optimize small designs in seconds and large designs in minutes or hours, which we believe is faster than alternative solutions. Reduced execution time shortens time to market because logic synthesis, physical synthesis and verification are typically performed repeatedly during the design process. In addition, our physical synthesis products produce design results that correlate well with the completed physical design, thus reducing the number of design iterations typically required with design tools that use less accurate statistical wire length models. Our systems products enable designers to implement their designs onto a higher performance prototype than competing solutions. Higher performing systems enable faster and more comprehensive debug cycles and also provide unique capabilities, such as interfacing to high speed external signals and the development of embedded software, that accelerate the development of our customers' products.

        Ease of use.    Our software products are designed to be easy to install, learn and use. The user enters only information that is specific to the design. Our products employ complex algorithms, but their sophistication makes the designers' work simpler. We believe both experienced and novice users value our products because they provide highly optimized designs that require a minimum level of design tool specific effort. We believe our solutions' ease of use and graphical representations make them accessible to a larger group of designers without sacrificing quality of results or achievement of design goals. Our design tools have the added benefit of reducing the amount of technical support required to assist customers in tool use. Our technical support resources can focus on more design related support, which is of more value to customers.

        Design goal achievement.    Our software products enable designers to design products quickly that meet or exceed their semiconductor performance and capacity utilization goals. Efficient and cost-effective manufacturing of a semiconductor depends on full utilization of the semiconductor's capacity. Users specify design constraints through our graphical user interface and then use our products to automatically process the design to achieve function, performance and capacity goals. The complex optimization operations that our products perform employ the most advanced features of the target semiconductor and result in a highly optimized design that improves performance of the electronic equipment. Our solutions may also enable designers to use less costly semiconductors to achieve the same performance goals, thus reducing end system costs.

        Prototype flexibility.    Our systems products enable designers to quickly assemble a prototype of their design. Our modular systems include multi-FPGA motherboards and standard or custom-made daughter boards that can be stacked together in a variety of configurations. For larger designs, several boards can be stacked together. Among the functions available on standard daughter boards are video processing, various memory types and interfaces to Ethernet, USB, PCI Express, PLI-X and ARM.

        Comprehensive customer support.    Because of the complex nature of our customers' design activities, we believe our support services are valuable to our customers. We emphasize rapid resolution of customer questions by staffing our customer support operation with knowledgeable personnel. We have provided our customer service organization with sufficient resources to assist our staff in responding to customer problems, often within 24 hours. We also make available through our web site information regarding support solutions, problem submission and problem status.

Our Technology

        We believe our products are easier to use and produce superior results more rapidly than alternative solutions. In addition, our core technology platform enables us to produce innovative products quickly. Selected features of our technology include:

  Behavior Extracting Synthesis Technology

        Our synthesis products are designed with our proprietary technology to recognize and locate common circuit building blocks within designs and maintain high-level representations of these blocks throughout the synthesis process. Other synthesis products use circuit representations that maintain detailed level representations of the design, but lose important information. By maintaining behavioral information that describes a semiconductor's function throughout synthesis, we believe our synthesis products make better overall optimizations, which result in better circuit performance.

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

        Graph-based Physical Synthesis.    Synplicity invented graph-based physical synthesis to enable a single-pass physical synthesis flow for 90nm and below FPGAs. FPGAs require a new approach to physical synthesis because the methods developed earlier for ASIC physical synthesis do not work for FPGAs. The situation arises because in ASICs physical proximity implies better timing. This is not the case in FPGAs. The essence of our approach is that the pre-existing wires, switches and placement sites used for routing an FPGA can be represented as a detailed routing resource graph. Using this representation, our graph-based physical synthesis merges optimization, placement and routing to ensure available, fast routes along critical paths. This technology generates a fully placed and physically optimized netlist as output ready for the FPGA vendor's routing tool.

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

        Prototyping and Debug.    Complex ASIC designs often cannot be adequately verified except with a prototype that operates close to the intended operating speed of the ASIC. We have developed patented technology and products that assist in the implementation of fast prototypes of ASICs, helping the designer implement the ASIC functionality on a set of FPGAs. The HAPS family of ASIC prototyping systems enable flexible and rapid development of prototype systems that operate at higher performance levels than alternative verification methods. Synplicity offers synthesis technology for both single and multiple FPGA prototypes implementation. Once the prototype is in place, understanding the operation of the circuit is often the critical path to success. We have technology and products that help the designer debug a circuit by relating the actual operation of the circuit back to the HDL input used to implement the circuit.

Our Solutions

        Our solutions include FPGA implementation solutions, ASIC verification solutions, ESL solutions and our Structured ASIC and ASIC synthesis solutions. They are described in more detail as follows:

FPGA Implementation Solutions

  Synplify and Synplify Pro Products

        In 1995, we introduced Synplify, our logic synthesis product that enables customers to implement their designs in FPGAs quickly and easily. In May 2000, we launched Synplify Pro, our advanced FPGA logic synthesis product incorporating improved productivity features and offering enhanced results. To perform logic synthesis, our Synplify and Synplify Pro products employ proprietary optimization algorithms. Our Synplify and Synplify Pro products take advantage of specialized features provided by the FPGA manufacturers that improve performance for a particular design. Logic synthesis software products transform a high level design specification into a format comprised of logic elements and wires interconnecting those elements that is ready for implementation in a semiconductor. Logic synthesis is a primary determinant of design performance. As a result, logic synthesis has a significant impact on the overall performance of the electronic system in which the FPGA resides. We believe that our Synplify and Synplify Pro products produce the industry's highest performance results on the basis of speed and capacity utilization of the resulting FPGA.

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

  Synplify Premier Product

        Synplicity's Synplify Premier software, introduced in late 2005, builds upon Synplicity's industry leading synthesis technology and adds new graph-based physical synthesis and real-time simulator-like visibility into operating FPGA devices. Synplicity invented graph-based physical synthesis to improve timing closure by means of a single-pass physical synthesis flow for 90nm and below FPGAs. The Synplify Premier tool's graph-based physical synthesis technology merges optimization and placement and routing to generate a fully placed and physically optimized netlist, providing rapid timing closure and a 5% to 20% timing improvement. In addition, the Synplify Premier product offers an efficient method of in-system verification of FPGAs. The Synplify Premier software dramatically accelerates the debug process and provides a rapid and incremental method for finding elusive design problems.

  Identify Product

        In November 2002, we acquired a key RTL debug product from Bridges2Silicon, Inc. which we introduced under a new Synplicity product name, Identify. This product allows engineers to debug their FPGAs directly from their RTL source code during chip operation. Identify's efficient method of functional hardware debug helps engineering teams avoid what would otherwise be a tedious and costly debug using hardware analyzers.

        Our Identify product allows FPGA designers and ASIC prototyping designers to functionally debug their hardware directly in their RTL source code. This allows functional verification with RTL designs 10,000 times faster than today's RTL simulators and enables the use of in-system stimulus for applications-like networking, audio and video and hardware/software co-development. With Identify, designers directly select signals and conditions in their RTL source code. The actual values of these signals in the hardware can then be viewed in the original RTL, based on the conditions the user created.

ESL Solutions

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

        DSP designers are increasingly targeting FPGA hardware for implementation of their high-performance DSP designs. FPGAs can achieve a performance of hundreds of millions of operations per second, which far exceeds the performance available in more traditional DSP processors. Today's FPGAs also contain large quantities of DSP blocks and multipliers, facilitating efficient and parallel implementation of DSP functions in programmable logic. Until the introduction of Synplify DSP, there had been no automated way to get a design specified at the algorithm level from tools such as Simulink® by The MathWorks, into high-quality RTL, architecture independent code suitable for semiconductor implementation. A common implementation path had been to hand-code the RTL with numerous iterations between the DSP algorithm architect and the RTL hardware designer, which is error prone and time consuming. We believe Synplify DSP offers the only automated way to fully optimize DSP design expressed in the SimuLink environment into vendor independent RTL code suitable for FPGA or ASIC implementation.

  Synplify DSP, ASIC Edition Product

        In March 2007, we introduced Synplify DSP, ASIC Edition software. This product performs high-level DSP optimizations from a Simulink specification and targets ASIC technologies as well as FPGA devices. The output of this product has been specifically tailored to accommodate the needs of ASIC design teams and design flows. Synplify DSP software rapidly creates technology-independent DSP algorithm implementations saving the time previously spent in hand coding.

ASIC Verification Solutions

        Synplicity offers several products that can be combined to form an ASIC verification solutions based on FPGA prototypes. Synplify Pro and Synplify Premier can be used for RTL synthesis of single-FPGA prototypes. Identify can be used for uncovering causes of verification failures. In addition, Synplicity offers two purpose-built ASIC verification products: Certify software and HAPS systems. Collectively, our ASIC verification products are sold under the Confirma ASIC verification brand name.

  Certify Product

        In 1999, we introduced Certify, a software product for the verification of ASICs using prototypes consisting of multiple FPGAs. Our Certify product enables ASIC design teams to create prototypes early in the design process when design changes are easier and less costly. Certify also assists designers in verifying that the final system will work as specified, will work with system level software and will meet customer requirements. Customers who use our Certify product to define their prototypes can begin system integration, software verification, chip and system verification and end validation earlier than other approaches to functional verification. Certify can process multimillion gate designs in a single pass without the complex scripts commonly required by ASIC synthesis products. We believe Certify is the only product that processes ASIC designs and produces multi-FPGA prototypes at the RTL level, enabling rapid iterations of the prototype during the verification stage.

        Our Certify product is a verification product incorporating synthesis and enabling the user to create prototypes automatically from the user's textual design specification. The ability to operate the prototype at or near the speed of the final product can be very important for ASIC verification. Other available approaches, such as logic simulation software, emulation systems or reconfigurable prototyping systems, cannot run at a sufficient performance level for many applications, such as mobile telephony, optical switching or streaming video in real time. Our Certify product enables designers to create FPGA-based prototypes that operate at or near the speed of the final product and at substantially higher frequencies than other available approaches by using our proprietary embedded synthesis technology that optimizes the final prototype performance. Certify achieves high performance for a multi-FPGA semiconductor prototype by optimizing all FPGAs in the prototype simultaneously.

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

  HAPS (High Speed ASIC Prototyping System) Systems

        In June 2007 we acquired HARDI Electronics AB ("HARDI"), the manufacturer of HAPS FPGA prototyping systems. HAPS is a modular system with single and multi-FPGA motherboards and standard or custom-made daughter boards, which can be flexibly interconnected in a variety of ways.

Our new Virtex-5 based HAPS-54 provides four Xilinx LX330 FPGAs with a total capacity of up to 8 million ASIC gates. For bigger designs, several boards may be connected together.

        Among the functions available on standard daughter boards are video processing, various memory types, and interfaces to Ethernet, USB, PCI Express, PCI-X and ARM.

        The robust and reliable systems, together with the modular approach, allow the designer to quickly configure an ASIC prototype and concentrate on the actual ASIC verification process rather than on the design of complex prototyping hardware. All HAPS products use connectors that conform to the HapsTrak or HapsTrak II standard, a set of rules for pinout and mechanical characteristics, which guarantees compatibility with previous and future generation of HAPS motherboards and daughter boards.

Customer support

        Our products are designed to be utilized quickly and effectively by our customers and to minimize the level of support from us for the designer to be productive. Our customers use our products along with design software from semiconductor manufacturers and from other third party design software developers. The overall semiconductor design process is complex, and our customers may seek assistance from us with various aspects of our products' functionality in their semiconductor design process. We believe that high quality customer support of our customers' activities is important to the success of our business. We have developed a comprehensive support organization to manage customer accounts. We provide support for our products primarily from our Sunnyvale, California, Bangalore, India and Ankara, Turkey locations.

        We provide technical support to our customers through maintenance services. Time-based licenses include maintenance services for the duration of their respective terms. For each sale of a perpetual and two or three-year term license, the first year of maintenance is generally sold with the license. Thereafter, customers may annually elect to renew maintenance.

        In recent years, over 80% of our outstanding annual maintenance contracts have been renewed. Customers paying maintenance receive software updates and bug fixes when and if we make these updates available. We work closely with leading FPGA manufacturers to incorporate support for new devices as quickly as possible.

        We generally provide our technical support via electronic mail, our web site and telephone. Our support organization may assist customers with technical support during the customers' initial product installation and configuration. However, our support organization devotes the majority of its efforts to resolving customer questions about our products' functionality that can arise from the customers' design tasks. Effective execution of these efforts require highly skilled engineers familiar with our customers' design tasks as well as familiarity with third party products that may be used by the customer in conjunction with our products. Our support staff consists of engineers with substantial design experience.

Customers

        As of December 31, 2007, we had approximately 1,800 active customers. Of that total, 196 were first-time customers in 2007. In 2007, our customers were distributed over networking and communications, semiconductor, computer and peripheral, military and aerospace, consumer, and other electronics systems. Our customers often buy licenses for a single location, department or division, and then, based upon the initial success of the products, later expand their use of our products into other parts of their organizations. We believe we can sell our existing products more extensively within our existing customer base and sell them new products as we expand our product line. We will continue to pursue enterprise-wide sales as appropriate. We have customers throughout North America, principally the United States, as well as in Europe, Japan and other parts of Asia. In 2007, 2006 and 2005, no customer comprised more than 10% of our revenue.

Marketing and Sales

Marketing

        We focus our marketing efforts on creating awareness for our products and generating leads for our sales organization. Our strategy is to distinguish our products by their high level of design performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our products. These channels include our, or our key partners', websites, print and web advertising, public relations, web-based seminars, live seminars, tradeshows and electronic mail notifications to customers about new product releases, as they become available.

Sales

        We license our software products primarily through our direct sales organization, as well as distributors and other strategic partners.

  Direct Sales

        Our direct sales efforts target customers who design semiconductors for networking and communications, semiconductor, computer and peripheral, military and aerospace, consumer, and other electronics systems. As of December 31, 2007, our direct sales staff consisted of 96 employees based in 23 offices around the world. Direct sales accounted for 88%, 90% and 91% of our total revenue in 2007, 2006, and 2005, respectively. Each of our sales teams represents a geographic region and includes a sales manager and applications engineer, and may also include an internal sales representative. The direct sales team also relies on strategic partners for demand creation and leads. Our typical sales cycle varies by product from two weeks to several months.

        We currently have domestic direct sales offices in Sunnyvale, San Diego and Irvine, California; Denver, Colorado; Covington, Washington; Austin and Dallas, Texas; Lisle, Illinois; Bel Air and Millersville, Maryland; Beaverton, Oregon; and Durham, North Carolina. We also have international direct sales/marketing offices in or near Oxon, Hatfield, United Kingdom; Aix-en-Provence, France; Dornach, Germany; Kista, Sweden; Netanya, Israel; Bangalore, India; Shanghai, P.R.C; Hsinchu City, Taiwan; Seoul, South Korea; and Tokyo, Japan.

  Indirect sales

        In addition to our direct sales strategy, we have indirect sales channels through distributors. Our relationships with distributors help extend our reach to more customers. Distributors either assist our direct sales staff or are our sole sales and support representatives in territories that include portions of Europe and Asia. Our international distributors typically perform marketing, sales and technical support functions in their respective country or region. We train our international distributors in both our products and sales methods. In general, each one may distribute directly to the customer, via other resellers or through a mixture of both channels. Our distributor agreements do not provide for rights of return, stock rotation or price protection for the distributor. Revenue through distributors was 4% of our total revenue in 2007, 2% of our total revenue in 2006 and 2% of our total revenue in 2005. We also generate some revenue through certain FPGA manufacturers as discussed below.

  Seasonality

        In the past we have experienced seasonal fluctuations in the sale of our products. For example, sales may decline during the summer months while they are relatively higher in the fourth quarter. Our first quarter is typically our slowest due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force.

Strategic Relationships

        Our key strategic partners include certain semiconductor manufacturers and their distributors, and electronic design automation software companies, which provide information and interfacing that assist us with the successful development and distribution of our software solutions.

        Partners.    FPGA manufacturers work closely with us before each product release to ensure that our design software products perform optimally with their components. We rely on these manufacturers to provide us advance information and answer detailed questions about their components and design software. FPGA partners currently include Achronix Semiconductor Corporation, Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation and Xilinx Corporation. Actel and Lattice also resell a version of our Synplify product. These reselling relationships provide a strong endorsement of our products, expand our sales channels and serve to introduce our products to a large number of potential customers. Synplicity also has a reselling relationship with Cadence Design Systems. The reselling relationships generated 8% of our total revenue in 2007, 8% of our total revenue in 2006 and 7% of our total revenue in 2005.

Research and development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications and increasing the competitiveness of our product offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully. Our product development strategy emphasizes rapid innovation and frequent and continued product releases. In 2007 we continued building our development teams in Bangalore, India and Ankara, Turkey as a way to lower our operating costs and in Lund, Sweden as a result of the acquisition of HARDI. These three sites accounted for 41% of the total research and development headcount as of December 31, 2007.

        We actively recruit key computer engineers and software developers with expertise and degrees in computer science, electrical engineering and other engineering disciplines. As of December 31, 2007, we had 182 employees engaged in research and development activities and related customer support services. Our research and development expenses were $24.8 million in 2007, $23.4 million in 2006 and $24.3 million in 2005.

Intellectual Property

        Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We believe that these measures afford only limited protection. We have filed a number of patent applications and to date have been issued or allowed 53 patents that expire 20 years from their filing dates, the first of which expires in 2018. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

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

  •
  divert management's attention and resources;

  •
  cause product shipment delays; or

  •
  require us to enter into royalty or licensing agreements.

        These royalty or licensing agreements may not be available on terms acceptable to us, if at all.

Competition

        We conduct business in the EDA market that is intensely competitive and rapidly evolving. We face competition from EDA companies that provide software and systems products and product suites to perform a variety of design and verification functions for all types of semiconductors and from FPGA manufactures that provide free or low cost software products that compete with our own. We have experienced and expect to continue to experience increased competition from competitors, many of which have significant financial, technical, marketing and other resources and who aggressively offer enterprise-wide annualized subscription model access of product and product suite licenses. Companies offering competitive products vary in scope and breadth. Our competitors include:

  •
  Semiconductor manufacturers, such as Altera and Xilinx, who develop and market their own synthesis products and other tools and offer them at low cost;

  •
  EDA providers of general purpose synthesis products such as Mentor Graphics Corporation,

  •
  Systems providers of ASIC verification solutions, including providers of competitive board products such as ProDesign, Eve and Dini, and

  •
  EDA providers of software product suites that include design and verification products such as Cadence, Mentor Graphics and Synopsys.

        We believe the principal factors that attract customers to semiconductor design and verification products, including logic synthesis, physical synthesis and verification solutions, include:

  •
  high overall quality of implementation results;

  •
  ability to target different semiconductor parts from the same specification;

  •
  short product run time;

  •
  ease of learning and use;

  •
  depth and breadth of product features;

  •
  flexibility in prototype development;

  •
  high quality worldwide customer support;

  •
  frequency of product updates;

  •
  conformity with industry standards; and

  •
  competitive pricing.

        We believe that we compete favorably on these factors. However, we expect competition in the EDA market to continue as new companies enter the market and current competitors focus on their product lines and services. Many of these competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

        As of December 31, 2007, we had 328 employees, of whom 182 were engaged in research and development and related customer support services, 96 in sales, 17 in marketing and 33 in finance, administration and operations. With the exception of our employees in France, none of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

        Our officers and their ages as of December 31, 2007 are as follows:

Name	Age	Office held	Since
Gary Meyers	43	Chief Executive Officer, President, Director	August 2004
Kenneth S. McElvain	48	Chief Technology Officer, Vice President and Director	November 1995
Alisa Yaffa	44	Chairwoman of the Board of Directors, Vice President of Intellectual Property and Secretary	March 1997 October 1998
John J. Hanlon	59	Senior Vice President and Chief Financial Officer	October 2005
Andrew Dauman	45	Senior Vice President of Worldwide Engineering	September 2005
Andrew Haines	58	Senior Vice President of Marketing	September 2005
James Lovas	47	Vice President of Worldwide Sales	January 2006

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

        Kenneth S. McElvain, one of our co-founders, has served as our Chief Technology Officer, Vice President and Director since inception. Mr. McElvain also served as our President from our inception to January 1996, and our Chief Executive Officer from January 1996 to July 1997. From March 1990 to January 1994, Mr. McElvain was a Manager of the logic and timing optimization group and Chief Architect of the AutoLogic logic synthesis product at Mentor Graphics, a semiconductor design software company. To date, Mr. McElvain has been issued or allowed 33 patents. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.

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

        James Lovas joined Synplicity in 1999 and has served as Vice President, Worldwide Sales since January 2006. In this role, Mr. Lovas' responsibilities include managing worldwide sales team, achieving our worldwide sales objective, continuing our successful penetration into the ASIC verification and DSP markets, and expanding our leading market share position in FPGA synthesis. Mr. Lovas also held various positions from Senior Account Manager to Vice President North American Sales from January

1999 to October 2004. Prior to joining Synplicity, Mr. Lovas was the Eastern Area Director at Summit Design, and also held Senior Sales and AE Manager positions at Zycad Corporation. Mr. Lovas began his career as an ASIC designer at ITT Avionics. Mr. Lovas holds a BSEE from the New Jersey Institute of Technology, where he graduated Summa Cum Laude, and an MSCS from the Steven's Institute of Technology.

ITEM 1A.    RISK FACTORS

Factors Affecting Future Operating Results

Risks Relating to Business

We have relied and expect to continue to rely on sales of our Synplify Pro and Synplify Premier products for a substantial portion of our revenue and a decline in sales of these products could cause our revenue to decline.

        Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our exit from the ASIC markets in 2006, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 59%, 61% and 52% of our total revenue in 2007, 2006 and 2005, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

Our revenue could decline substantially if our existing customers do not continue to purchase additional licenses or renew their term licenses, time-based licenses and maintenance contracts with us, or if existing resale agreements with FPGA manufacturers are canceled.

        We rely on sales of additional licenses to our existing customers, as well as the renewal of term licenses, time-based licenses and annual maintenance contracts. Additional license sales to our existing customers represented 85%, 82% and 79% of our sales in 2007, 2006 and 2005, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their term licenses, time-based licenses or maintenance contracts. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as their increased need for and usage of our products. In the past, we have experienced lower renewal rates for reasons including, but not limited to, customers' business conditions or budget restrictions. If we were to again experience lower maintenance renewal rates, our maintenance revenue could decrease.

        We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 8% of our revenue in 2007, 8% of our revenue in 2006 and 7% of our revenue in 2005. If these agreements were canceled or not renewed, our revenue could decline.

We have been experiencing and may continue to experience increased competition as a result of FPGA manufacturers competing in the design software market or investing in emerging software companies.

        FPGA manufacturers currently compete in the FPGA design software market by licensing their own synthesis products at little or no cost and/or by distributing our competitors' products. For example, both Altera and Xilinx provide synthesis products that are competitive with our Synplify, Synplify Pro and Synplify Premier products and that may adversely impact the price and market for our FPGA synthesis products and harm our business and financial prospects. FPGA manufacturers may also choose to assist, through financial, equity investment or other support, emerging EDA software companies whose products could compete with or outperform ours. An increase in the number of our competitors or the quality and availability of competing products could reduce the value of our products in the market place and adversely affect our business. In particular, a greater improvement in the quality of results of vendor supplied synthesis tools compared to our tools may result in reduced demand for our products.

We depend on our marketing, product development and sales relationships with leading FPGA manufacturers, and if these relationships suffer, we may have difficulty introducing and selling our FPGA synthesis products and our revenue could decline.

        We believe that our success in maintaining acceptance in the FPGA market depends in part on our ability to maintain or further develop our strategic marketing, product development and sales relationships with leading FPGA manufacturers, including Altera and Xilinx. We believe our relationships with leading FPGA manufacturers are important in validating our technology, facilitating broad market acceptance of our FPGA synthesis products and enhancing our sales, marketing and distribution capabilities. For example, we attempt to coordinate our product offerings with future releases of Altera's and Xilinx's FPGA components and software. If we are unable to maintain or enhance our existing relationships with major FPGA vendors, we may have difficulty selling our FPGA synthesis products or we may not be able to introduce products on a timely basis that capitalize on new FPGA component characteristics or software feature enhancements.

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

        Our reliance on third party sub-contractors could affect our ability to build inventory quickly which could lead to variations in earnings as we sell our systems products through our sales channels. We may forecast incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

If we fail to effectively manage the procurement of components for our HAPS systems it could have a material adverse impact on our systems business.

        The success of our HAPS products depends on our ability to procure systems components on a timely basis from a limited number of suppliers, assemble and ship systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for systems. Our inability to be successful in any of the foregoing could materially adversely impact us.

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

We may not be able to realize the anticipated benefits from our acquisition of HARDI.

        We acquired HARDI with the expectation that it would enable us to complement our software products and increase revenue. However, the acquisition of HARDI involves the integration of two companies that previously operated independently. The acquisition poses a number of risks including:

  •
  increased fixed costs and cost of revenue associated with the manufacture and sales of combined systems and software systems;

  •
  our inexperience selling combined systems and software systems through our traditional software sales channels;

  •
  inability to demonstrate to our customers that the acquisition will not adversely affect our ability to address their needs;

  •
  failure to coordinate independent research and development teams across technologies and product platforms;

  •
  difficulty in designing and implementing effective internal control over financial reporting for the combined operations;

  •
  differences in existing internal controls over financial reporting of HARDI that could result in weaknesses that require remediation when the our existing systems and HARDI's systems are combined;

  •
  diversion of management resources in overseeing a remote business in Sweden;

  •
  the consequences of our potential loss of key employees;

  •
  the consequences of our potential loss of distributors; and

  •
  the risk of foreign currency exchange rate movements as we build our products in Sweden.

        If we do not successfully manage these issues and other challenges inherent in integrating complex businesses, then we may not achieve the anticipated benefits of the acquisition and our revenues, expenses, operating results and financial condition could be materially adversely affected.

The HARDI acquisition may impair our existing relationships.

        The HARDI acquisition could impair certain of our business relationships. Customers and suppliers could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements, as a result of the acquisition. Other board manufacturers may refuse to work with us and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers.

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

        Our ability to sell our products depends in part on the compatibility of our products with other vendors' semiconductor design software and verification products. These vendors may change their products so that they will no longer be compatible with our products or may restrict our access to their products, either physically or economically. Some vendors already bundle their products with other FPGA implementation, ASIC verification or ESL products and sell the bundle at lower prices, and more vendors may do so in the future. As a result, any of these factors may negatively affect our ability to offer commercially viable or competitive products or may reduce sales of, or increase costs for, our products.

        In addition, our competitors have acquired, and may continue to acquire in the future, systems companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors would harm our business, financial condition and results of operations.

Our revenue could be reduced if larger semiconductor design software companies make acquisitions in order to merge their extensive distribution capabilities with our competitors' products.

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

        The FPGA prototyping board market is competitive and fragmented. We compete primarily with internal design groups of semiconductor companies and original equipment manufacturers ("OEMs") and with independent merchant board companies and emulation product companies. Growth in the FPGA prototyping board market will require semiconductor companies and OEMs to transition from internally designed prototype boards to merchant board solutions. If such companies decide to continue to custom develop prototype boards for cost or other reasons we may have more difficulty obtaining new customers and increasing our market share.

        A number of companies provide merchant prototyping boards which can put pressure on us to reduce the prices of our products. Our competitors may offer discounts on certain products or partner with other design software companies or FPGA manufacturers to bundle software and systems products for promotional purposes or as a long-term pricing strategy. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.

Significant errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

        Because our logic synthesis, physical synthesis and verification products are complex, our products could fail to perform as anticipated or produce semiconductors that contain errors which go undetected at any point in the customers' design cycle. While we continually test our products for errors and work with users through our customer support service organization to identify and correct errors in our software and other product problems, errors in our products may be found in the future. Although a number of these errors may prove to be immaterial, many of these errors could be significant. The detection of any significant errors may result in:

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

        Moreover, because our products are used in connection with other vendors' products that are used to design complex FPGAs and ASICs, significant liability claims may be asserted against us if our products do not work properly, individually or with other vendors' products. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we do not insure against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and money in litigation and divert management's attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claim, whether or not successful, could seriously damage our reputation and our business.

We may not be able to preserve the value of our products' intellectual property rights and other vendors could challenge our intellectual property rights.

        Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of patents, copyright, trade secret and trademark laws. We have filed a number of patent applications and as of December 31, 2007 had issued or allowed 53 patents, most of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our FPGA implementation, ASIC verification and ESL products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

We are subject to export control regulations that could restrict our ability to increase our revenue and may adversely affect our business.

        Our systems are shipped from Sweden and are subject to Swedish export control laws and other foreign laws and regulations and our software is subject to U.S. export control requirements. In either case we may be required to obtain export licenses before we can export certain products or technology to specified countries. These export control laws, and possible changes to current laws, regulations and policies, could restrict our ability to sell products to customers in certain countries or give rise to delays or expenses in obtaining appropriate export licenses. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results or financial condition.

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

  •
  be time consuming to defend;

  •
  divert our management's attention and resources;

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

As we continue to expand our international operations, including our acquired operations in Sweden, we are subject to additional risks and exposures, including economic conditions in foreign locations, foreign exchange rate fluctuations, political and regulatory conditions and other risks.

        Customers outside North America accounted for approximately 41%, 44% and 43% of our total revenue in 2007, 2006 and 2005, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturns, a return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

        We have offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Finland, Japan, Korea, Taiwan, the People's Republic of China and Turkey. We also rely on indirect sales in some areas of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our ASIC verification systems are built in Sweden where our costs of inventory are paid in the Krona. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations may be subject to other risks, including:

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

        Our annual effective tax rate is calculated on the basis of our level of profitability and includes items such as the usage of tax credits that result in a federal and state tax provision combined with income taxes on earnings of certain foreign subsidiaries. Our annual effective tax rate may also be impacted due to the adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payments ("SFAS 123R") by the amount of foreign stock option expense that may not be deductible in the foreign jurisdictions and expenses related to the issuance to US employees for our employee stock purchase plan and incentive stock options. Also, SFAS 123R requires the tax benefit of stock option deductions relating to our employee stock purchase plan and incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods. We have been subject to tax audits in the past including income, sales and property tax audits, and may be subject to additional domestic and international tax audits in the future. Although we believe our tax calculations are reasonable, we cannot be certain that the results of any audit will not require any adjustments to our historical income tax provisions and accruals. If additional taxes are assessed during an audit, our operating results or financial position could be materially affected. As credits expire, our effective income tax rate will increase significantly. The resulting decline in our profitability could negatively impact the market price of our common stock. At the end of 2007 we assessed our deferred tax assets and determined that it was more likely than not that we would be able to realize approximately $9.8 million of deferred tax assets based upon our forecast of future taxable income and other relevant factors. In the event deferred tax assets can not be realized based on the forecast of future taxable income, our effective tax rate would be negatively impacted.

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

        Although we had net income of $13.1 million,$3.2 million and $6.6 million in 2007, 2006 and 2005, respectively, we have had significant net losses in the past, including a net losses of $377,000 and $3.3 million in 2003 and 2002, respectively. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

        As of December 31, 2007, our directors, officers and individuals or entities affiliated with our directors owned 41% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

        The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $4.96 during the 24 months ended December 31, 2007. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal office is located in a leased facility in Sunnyvale, California which houses all of our marketing, administration and finance employees, the majority of our research and development and related customer support service employees, and some sales employees. Our Sunnyvale facility lease, which is approximately 66,212 square feet, was renewed during 2007 for six years. All our offices are currently leased, expiring through varying dates through 2013. The majority of our office leases are not more than 12 months in duration. We expect that our current leased facilities will be sufficient for our needs during 2008. However, we may choose to expand certain existing sales and/or development offices or establish new ones during the year.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently involved in any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF SYNPLICITY COMMON STOCK

        Our common stock has been traded on the Nasdaq Global Select Market under the symbol "SYNP" since October 12, 2000. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the Nasdaq Global Select Market.

	High	Low
Year Ended December 31, 2007
First Quarter	$7.00	$6.02
Second Quarter	$7.00	$6.19
Third Quarter	$7.15	$6.24
Fourth Quarter	$7.00	$4.96
Year Ended December 31, 2006
First Quarter	$9.80	$5.88
Second Quarter	$6.70	$5.85
Third Quarter	$6.47	$5.28
Fourth Quarter	$7.00	$6.22

        On December 31, 2007, the last reported sale price of our common stock on the Nasdaq Global Select Market was $5.80 per share. As of February 29, 2008 there were 75 holders of record of our common stock.

DIVIDEND POLICY

        To date, we have paid no cash dividends on our common stock, and have no current intentions to do so.

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2007 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Amount May Yet Be Used to Purchase Shares Under the Program
October 1, 2007 through October 31, 2007	—	$—	—	3,482,348
November 1, 2007 through November 30, 2007	83,826	5.74	83,826	3,001,308
December 1, 2007 through December 31, 2007	219,688	5.75	219,688	1,738,648

Total	303,514	$5.75	303,514	1,738,648

        In January 2007, our Board of Directors approved a new stock repurchase program which authorized management to spend up to $10.0 million for common stock repurchases in 2007, of which $8.3 million was used for repurchase of shares during the year. Shares were repurchased in the open market at times and prices we considered appropriate.

        The graph below matches Synplicity, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Synplicity, Inc., The S&P 500 Index
And The S&P Information Technology Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/03	12/04	12/05	12/06	12/07
Synplicity, Inc	207.67	158.20	219.58	165.61	153.44
S&P 500	128.68	142.69	149.70	173.34	182.87
S&P Information Technology	147.23	150.99	152.49	165.32	192.28

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statements of income data for the years ended December 31, 2007, 2006, and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        The selected consolidated statements of income data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The historical results presented below are not necessarily indicative of future performance.

Consolidated Statements of Income Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
(in thousands, except per share data)
Revenue:
License and systems	$26,148	$17,880	$19,460	$16,863	$18,188
Maintenance	27,994	27,190	25,394	22,867	19,965
Bundled license and services	17,024	17,473	17,081	17,224	11,407

Total revenue	71,166	62,543	61,935	56,954	49,560
Cost of revenue:
Cost of license and systems	2,672	153	139	112	222
Cost of maintenance	1,695	1,641	1,623	2,223	1,941
Cost of bundled license and services	364	457	623	671	456
Amortization of intangible assets	1,847	916	890	890	891

Total cost of revenue	6,578	3,167	3,275	3,896	3,510

Gross profit	64,588	59,376	58,660	53,058	46,050
Operating expenses:
Research and development	24,797	23,385	24,305	23,539	21,204
Sales and marketing	27,638	25,412	22,572	21,857	20,790
General and administrative	8,642	8,073	6,350	5,672	4,895
Amortization of intangible assets	669	—	—	—	—
Restructuring charge	—	854	—	—	—

Total operating expenses	61,746	57,724	53,227	51,068	46,889

Income (loss) from operations	2,842	1,652	5,433	1,990	(839)
Other income, net	2,417	2,727	1,308	456	497

Income (loss) before income taxes	5,259	4,379	6,741	2,446	(342)
Income tax provision (benefit)	(7,833)	1,204	187	232	35

Net income (loss)	$13,092	$3,175	$6,554	$2,214	$(377)

Net income (loss) per share:
Basic net income (loss) per share	$0.49	$0.12	$0.25	$0.09	$(0.01)

Shares used in basic per share calculation	26,684	26,902	26,480	26,013	25,641

Diluted net income (loss) per share	$0.47	$0.11	$0.23	$0.08	$(0.01)

Shares used in diluted per share calculation	27,615	27,793	27,990	27,432	25,641

Consolidated Balanced Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
(in thousands)
Cash, cash equivalents and short-term investments	$42,991	$65,397	$57,099	$48,681	$45,374
Working capital	$39,130	$52,255	$47,312	$37,460	$34,042
Total assets	$101,350	$83,809	$76,893	$66,549	$63,187
Long term obligations, less current portion	$315	$89	$—	$—	$—
Total shareholders' equity	$69,992	$58,115	$53,846	$44,848	$42,051

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: the statements under "Critical Accounting Estimates" regarding the consolidated financial statements included in this Annual Report, the statements under "Revenue Recognition" regarding the recognition of future revenue from the sale of licenses, the sale of time based licenses and additional allowances for doubtful accounts; the statements under Cost of Revenue; the statements under Operating expenses regarding future operating expenses; the statements under Income Taxes regarding federal net operating income (loss) and tax credit carry forwards; the statements under "Liquidity and Capital Resources" concerning the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in "Risk Factors". These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.

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

Company Overview

        We are a leading provider of solutions that enable the rapid and effective design and verification of integrated circuits used in networking and communications, semiconductor, military and aerospace, consumer, computer and peripheral, and other electronics systems. We operate in one segment, the development and sale of our products to these markets. We market and sell our products throughout the world, principally through our direct sales channel. In some parts of Asia and Europe, we sell through distributors. Distributor sales have been less than 5% relative to total sales and we expect this to continue. Additionally, we periodically have provided custom software development services to our customers or partners. This work typically involves modifications to an existing product negotiated with the customer.

        Our geographic distribution of revenue for the last three years has averaged 57% from North America, 17% from Europe, 15% from Japan, and 11% from the rest of Asia.

  Acquisition

        On June 8, 2007, Synplicity purchased all the outstanding shares of HARDI pursuant to a Stock Purchase Agreement. Upon completion of the acquisition, all shares of HARDI's common stock issued and outstanding immediately prior to the effective date of acquisition was acquired by Synplicity in exchange for $18.8 million in cash. An additional $5.4 million was set aside in an escrow account to be paid to three of the former shareholders on July 1, 2008 and July 1, 2009, subject to the achievement of certain revenue objectives during the periods. This cash appears on our balance sheet as restricted cash. Additionally, we have spent $1.6 million of relating to acquisition costs.

        The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") using the purchase method of accounting. Under purchase accounting, HARDI's tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities and resulted in an amount for goodwill.

  Amendment of Stock Options Plan

        In March 2007, our Board of Directors amended and approved our 2000 Stock Plan. In May 2007, our shareholders also approved the amended Plan. Under this new Plan, we are permitted to award stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. To date, we have issued only stock options and restricted stock units.

  Our Solutions

        Our solutions include FPGA implementation solutions, Confirma solutions, ESL solutions and our expiring ASIC synthesis solutions. They are described in more detail as follows:

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

  •
  In 2007, 2006 and 2005, revenue from our FPGA Implementation Solutions accounted for 43%, 47% and 47% of total revenue, respectively.

  ASIC Verification Solutions:

        Our ASIC verification solutions, collectively called the Confirma Solutions includes software tools for implementation, prototyping and debugging and the High-Performance ASIC Prototyping System (HAPS).

  •
  Synplify Pro and Synplify Premier.  ASIC designers frequently use our synthesis tools to implement ASIC designs into an FPGA for prototyping. For single FPGAs they may use Synplify Pro or Synplify Premier.

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

  •
  In 2007, 2006 and 2005, revenue from our Confirma Solutions accounted for 44%, 36% and 33% of total revenue, respectively.

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

  •
  In 2007, 2006 and 2005, revenue from our ESL Solutions accounted for 3%, 1% and 1% of total revenue, respectively.

  Structured ASIC and ASIC Synthesis Solutions:

  •
  Synplify ASIC is our logic synthesis product for ASIC designs. Amplify RapidChip, Amplify ISSP and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic's RapidChip, NEC Electronics' ISSP and Fujitsu Microelectronics' AccelArray's Structured ASIC architectures, respectively.

        In March 2006, one of our three partners serving the Structured ASIC and ASIC synthesis markets announced its decision to cease further development of its semiconductor product for which our software product was designed specifically and exclusively. After this announcement, we evaluated the impact of this decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets ("ASIC products") and to refocus our efforts on our core competencies in our FPGA synthesis, ESL synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering and sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceive positive growth opportunities and wrote off capitalized software development costs related to the ASIC products. We have ceased to offer the ASIC products to customers while we continue to support existing customers who had previously purchased our products. We anticipate customer support will be required at a declining rate through the middle of 2008. In 2007, 2006 and 2005, revenue from our Structured ASIC and ASIC synthesis product line accounted for 3%, 7% and 8% of total revenue, respectively.

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

Goodwill, Intangible Assets and Capitalized Software Costs

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Our intangible assets are being amortized using the straight-line method over their estimated useful lives of two to five years.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is first measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. If the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows then any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS 86"), at each balance sheet date, our unamortized capitalized software costs are compared to the net realizable value of that product. The amounts by which the unamortized capitalized costs exceed the net realizable value of that asset are written off. Due to our exit from the Structured ASIC and ASIC synthesis markets in March 2006, we wrote off capitalized software development costs related to our ASIC products in the amount of $295,000.

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

Valuation Allowance for Deferred Tax Assets

        We evaluate the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 ("SFAS 109") and such evaluations are based on available evidence of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, we had been profitable for four years and expected to generate profits in 2008. We determined that, based on current facts and circumstances, it was more likely than not that we would utilize our deferred tax assets in future periods. In 2007, based on this determination, we recorded $9.8 million of tax benefit in our consolidated statements of income and deferred tax assets of $9.8 million on our balance sheet as of December 31, 2007. The table in Schedule II, Valuation and Qualifying Accounts and Reserves of this annual report provides information on the changes in the valuation allowance for deferred tax assets.

        At the end of 2007 we assessed our deferred tax assets and determined that it was more likely than not that we would be able to realize approximately $9.8 million of deferred tax assets based upon our forecast of future taxable income and other relevant factors. In the event deferred tax assets can not be realized based on the forecast of future taxable income, our effective tax rate would be negatively impacted.

Valuation of Stock Based Payments under SFAS 123R

        Our stock based compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on two stock plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock programs. On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the years ended December 2007 and 2006 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, which represents our best estimate. A summary explanation follows:

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

        Expected Dividend Yield—The dividend yield assumption is based on our history and expectation of dividend payouts. We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

        Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

        Forfeiture Rate—The forfeiture rate is based on a review of recent forfeiture activity and expected future employee turnover.

Inventory

        We state our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, technological changes, product life cycles and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

        In 2007, pursuant to our policy, we wrote our inventory down by $67,000. Since this inventory was acquired with HARDI, the writedown was recorded against goodwill. Any future writedowns recorded after since the acquisition of HARDI on June 8, 2008 will be recorded in cost of license and systems and would lower our gross margin.

Results of Operations

        The following discussion compares our results of operations for 2007 with 2006 and 2006 with 2005. There is no assurance that our historical operating results are indicative of our future results.

  Total revenue

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
Revenue	$71.2	$62.5	$61.9	$8.7	14%	$0.6	1%

        Total revenue for 2007 was $71.2 million, a 14% increase over the $62.5 million reported in 2006. License and systems revenue, which included revenue from HAPS products from June to December 2007, increased 46% in 2007 compared to 2006 primarily due to revenue generated by sales of HAPS products. Additionally, sales of the Certify product increased in 2007 over 2006 as customers realized the benefit of purchasing our software with our HAPS systems. Maintenance revenue increased a moderate 3% in 2007 compared to 2006 as the mix of time-based license compared to perpetual or term licenses was lower in 2007 than 2006. Bundled license and services revenue was 3% lower in 2007 compared to 2006 as relatively fewer time-based licenses were sold in 2007 than in 2006, due to our departure from the Structured ASIC and ASIC synthesis markets in March 2006 which was primarily time-based license terms.

        In 2006, our total revenue grew 1% over 2005. In 2006, license and systems revenue decreased 8%, maintenance revenue increased 7% and bundled license and services revenue increased 2% over 2005.

        For 2007, 2006 and 2005 percentage of the Synplify Pro, Synplify Premier and Identify revenue from FPGA implementation and ASIC verification product lines to total revenue was as follows

	2007	2006	2005	2007	2006	2005
	FPGA implementation			ASIC verification
Synplify Pro revenue	28%	29%	27%	18%	24%	24%
Synplify Premier revenue	6%	5%	0%	7%	3%	0%
Identify revenue	1%	1%	1%	1%	2%	2%

        License and systems revenue.    License and systems revenue includes revenue from perpetual and term licenses and systems sales.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
License and systems revenue	$26.1	$17.9	$19.5	$8.2	46%	$(1.6)	(8)%
As a percentage of total revenue	37%	29%	32%

        The following table represents the increases and decreases of license and systems revenue by product line.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in thousands, except percentages)
FPGA implementation revenue	$8.7	$9.3	$10.2	$(0.6)	(6)%	$(0.9)	(9)%
ASIC verification revenue	16.0	7.7	7.7	8.3	108%	—	0%
ESL revenue	1.2	0.6	0.5	0.6	100%	0.1	20%
Structured ASIC and ASIC synthesis revenue	0.2	0.3	1.1	(0.1)	(33)%	(0.8)	(73)%

Total license and systems revenue	$26.1	$17.9	$19.5

        The following table represents the percentage of license and systems revenue by product line to the total license revenue.

	2007	2006	2005
FPGA implementation revenue	33%	53%	54%
ASIC verification revenue	61%	43%	39%
ESL revenue	5%	3%	2%
Structured ASIC and ASIC synthesis revenue	1%	1%	5%

        In 2007, license and systems revenue increased 46%, or $8.2 million over 2006 driven principally by the sales of HAPS products in the second half of 2007. Synplify Premier continued to gain market share as it overcomes slower growth in Synplify Pro sales. Revenue from our Certify product increased as it benefited from HAPS product sales.

        In 2006, license and systems revenue decreased 8%, or $1.6 million from 2005.

        Maintenance revenue.    Maintenance revenue is derived from contracts associated with perpetual and term license sales. Our customers purchase the first year of maintenance with the perpetual or term license and a substantial number of them renew their maintenance in the years that follow. As a percentage of total revenue, maintenance revenue will vary depending on our mix of perpetual, term and time-based licenses as well as our renewal rate.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
Maintenance revenue	$28.0	$27.2	$25.4	$0.8	3%	$1.8	7%
As a percentage of total revenue	39%	44%	41%

        The following table represents the increases and decreases of maintenance revenue by product line.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in thousands, except percentages)
FPGA implementation revenue	$16.8	$16.0	$15.4	$0.8	5%	$0.6	4%
ASIC verification revenue	10.7	10.3	9.0	0.4	4%	1.3	14%
ESL revenue	0.4	0.2	0.1	0.2	100%	0.1	100%
Structured ASIC and ASIC synthesis revenue	0.1	0.7	1.0	(0.6)	(86)%	(0.3)	(30)%

Total maintenance revenue	$28.0	$27.2	$25.5

        The following table represents the percentage of maintenance revenue by product line to total maintenance revenue.

	2007	2006	2005
FPGA implementation revenue	61%	59%	61%
ASIC verification revenue	38%	38%	35%
ESL revenue	1%	1%	0%
Structured ASIC and ASIC synthesis revenue	0%	2%	4%

        In 2007, maintenance revenue increased 3%, or $800,000 over 2006 primarily due to strong renewals of Synplify Pro, Synplify Premier and Synplify DSP products offset by the expected decline in the discontinued Structured ASIC and ASIC synthesis revenue. Renewal rates remained constant in 2007 and 2006.

        In 2006, maintenance revenue increased 7%, or $1.8 million over 2005, led by increases in FPGA implementation and ASIC verification revenues.

        Bundled license and services revenue.    Bundled license and services revenue includes revenue from time-based licenses which include maintenance, custom software development services in 2006 and 2005, and OEM agreements, and revenue from other services such as consulting and technical support.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
Bundled license and services revenue	$17.0	$17.5	$17.1	$(0.5)	(3)%	$0.4	2%
As a percentage of total revenue	24%	28%	28%

        The following table represents the increases and decreases of bundled license and services revenue by product line.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in thousands, except percentages)
FPGA implementation revenue	$4.7	$4.3	$3.8	$0.4	9%	$0.5	13%
ASIC verification revenue	4.7	4.2	4.0	0.5	12%	0.2	5%
ESL revenue	0.3	0.1	0.1	0.2	200%	0.0	0%
Structured ASIC and ASIC synthesis revenue	1.6	3.4	3.2	(1.8)	(53)%	0.2	6%
Custom software development services revenue	5.7	5.5	6.0	0.2	4%	(0.5)	(8)%

Total bundled license and services revenue	$17.0	$17.5	$17.1

        The following table represents the percentage of bundled license and services revenue by product line to the total bundled license and services revenue.

	2007	2006	2005
FPGA implementation revenue	28%	25%	22%
ASIC verification revenue	26%	24%	24%
ESL revenue	2%	0%	0%
Structured ASIC and ASIC synthesis revenue	10%	20%	19%
Custom software development services revenue	34%	31%	35%

        In 2007, bundled license and services revenue decreased 3%, or $449,000 from 2006 due to customers purchasing relatively fewer time-based licenses in favor of perpetual or term licenses.

        In 2006, bundled license and services revenue increased 2%, or $393,000.

  Cost of revenue

        Total cost of revenue.    Our total cost of revenue includes the manufacturing costs of HAPS systems (which include device costs and assembly costs), royalties, product packaging costs, software documentation, licensing costs, amortization of intangible assets, personnel costs to support our maintenance contracts, and other costs associated with shipping our products. Our total cost of revenue increased as a percentage of revenue in 2007 as we sold HAPS in the second half of 2007 and our amortization of intangible assets more than doubled, both as a result of our acquisition of HARDI in June 2007. In 2007, our cost of revenue as a percentage of revenue was 9%, compared to 5% in 2006. The increase was principally caused by cost of HAPS products and the increase in amortization of intangible assets of $931,000 in 2007 over 2006.

        Cost of license and systems revenue.    Cost of license and systems revenue includes the costs of systems sold (device and assembly costs), royalties, product packaging costs, software documentation, licensing costs including amortization of capitalized software development costs and other costs associated with shipping licenses.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in thousands, except percentages)
Cost of license and systems revenue	$2,672	$153	$139	$2,519	1,646%	$14	10%
As a percent of license revenue	10%	1%	1%
As a percent of total revenue	4%	0%	0%

        Cost of license and systems revenue increased $2.5 million or 1646% in 2007 due to the costs of HAPS sales.

        Cost of license and systems revenue increased 10%, or $14,000 in 2006 over 2005 primarily due to the amortization of purchased software that we have incorporated into our products.

        Cost of maintenance revenue.    Cost of maintenance revenue includes the costs of personnel, including stock-based compensation expense, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
Cost of maintenance revenue	$1.7	$1.6	$1.6	$0.1	6%	$—	(0)%
As a percent of maintenance revenue	6%	6%	6%
As a percent of total revenue	2%	3%	3%

        In 2007 our cost of maintenance increased 6%, or $100,000 corresponding to the same percentage increase in maintenance revenue.

        In 2006, cost of maintenance revenue was unchanged from 2005.

        Cost of bundled license and services revenue.    Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts and time-based licenses, which include maintenance.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in thousands, except percentages)
Cost of bundled license and services
revenue	$364	$457	$623	$(93)	(20)%	$(166)	(27)%
As a percent of bundled license and
services revenue	2%	3%	4%
As a percent of total revenue	1%	1%	1%

        In 2007, cost of bundled license and service revenue decreased 20%, or $93,000 from 2006. While revenue and their associated costs were up slightly in our OEM relationships, revenue and costs from time-based licenses were lower in 2007 than 2006, principally due to our exit from the Structured ASIC as well as lower costs related to the ASIC synthesis product line.

        In 2006, cost of bundled license and services revenue decreased 27%, or $166,000 from 2005 as a result of a reduction in custom development contracts, which in 2005 related principally to Structured ASIC.

        Amortization of intangible assets.    Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from HARDI in 2007, IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. The intangible assets are expensed over their two to five-year useful lives. We amortize our HARDI intangibles on a straight-line basis as follows: trademarks/trade names over 2 years, existing technology over 3 years and customer relationships and non-compete agreements over 5 years. Amortization of existing technology is included in cost of sales and the other intangibles amortization are included in operating expenses.

        The following summarizes our actual expense for 2005, 2006 and 2007 and the estimated future amortization expense related to the above intangible assets:

	Actual			Estimated
	Years Ended/ Ending December 31,
	2005	2006	2007	2008	2009	2010	2011	2012
(in thousands)
Amortization of intangible assets from acquisitions (in cost of sales)	$890	$890	$1,747	$2,100	$2,100	$922	$—	$—

Amortization of intangible assets from purchase of technology (in cost of sales)	$—	$26	$100	$100	$100	$100	$67	$—

Amortization of intangible assets from acquisitions (in operating expenses)	$—	$—	$670	$1,194	$1,082	$994	$994	$436

        The intangible assets associated with IOTA and Bridge2Silicon were fully amortized in 2007.

Operating expenses

        Research and development.    Research and development expenses include compensation and related expenses, stock-based compensation, outside services, equipment and software costs and allocated overhead expenses.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentage)
Research and development	$24.8	$23.4	$24.3	$1.4	6%	$(0.9)	(4)%
As a percent of total revenue	35%	37%	39%

        In 2007, our research and development expenses increased 6%, or $1.4 million primarily due to increased headcount, partially offset by lower costs in India. Headcount was 151 at the end of 2006 and 182 at the end of 2007. Ten of these additions came with the HARDI acquisition, while 21 were added in our India office. Although stock-based compensation expense was lower in 2007 from 2006, total compensation and benefits increased $660,000. In 2007, our and equipment and telephone expense increased $164,000 over 2006. Our facilities costs increased $317,000 in 2007 over 2006, due to the addition of the HARDI facilities and adding space in our India office.

        In 2006, research and development expenses decreased 4%, or $900,000 from 2005, primarily due to lower headcount in 2006 as a result of our restructuring in March 2006 and a decrease in the utilization of outside services. These decreases were partially offset by increased stock-based compensation expense, and a lower allocation of expenses from research and development expenses to cost of license for customized software development work. Headcount was 151 at December 2006 compared to 181 at December 2005.

        Sales and marketing.    Sales and marketing expenses include compensation, commissions and related expenses, stock-based compensation, promotional activities, tradeshows, seminars and allocated overhead expenses.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in million, except percentage)
Sales and marketing	$27.6	$25.4	$22.6	$2.2	9%	$2.8	12%
As a percent of total revenue	39%	41%	37%

        In 2007, sales and marketing expense increased 9%, or $2.2 million over 2006. Total headcount increased by six people during 2007 and total compensation, including benefits, stock-based compensation and commissions increased $1.1 million. Travel expenses increased $270,000, as our sales force traveled for training on the acquired HAPS products. Marketing communications expenses were higher by $405,000 in 2007 over 2006 in line with our promotion and lead generation costs for HAPS. Fees paid to former HARDI representatives were $331,000 in 2007 as we retained specific representatives who assisted our sales force in closing HAPS sales. We did not hold a sales conference in 2007 as we schedule this meeting every other year.

        In 2006, sales and marketing expenses increased 12%, or $2.8 million compared to 2005, primarily due to the impact of higher commissions and bonuses for sales teams that exceeded target quotas for the year, stock-based compensation and salary increases. Expenses were also higher in 2006 due to the international sales conference held in 2006. These increases were partially offset by lower recruiting fees and marketing communication expenses.

        General and administrative.    General and administrative expenses include compensation and related expenses, stock-based compensation, accounting and legal expenses, outside services and allocated overhead expenses.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
General and administrative	$8.6	$8.1	$6.4	$0.5	6%	$1.7	27%
As a percent of total revenue	12%	13%	10%

        In 2007, general and administrative expenses increased 6%, or $569,000 over 2006. Headcount increased by 2 employees due to the addition of HARDI. Compensation and benefits increased $274,000 and the costs of audits, legal and recruiters increased $226,000.

        In 2006, general and administrative expenses increased 27%, or $1.7 million compared to 2005 due to an increase in stock-based compensation expense, accounting and consulting fees and salary increases. These increases were partially offset by a decrease in business insurance expenses.

        Other income, net.    Other income, net includes interest income earned on cash and investments and foreign exchange gains and losses. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

				$ change	% change	$ change	% change
	2007	2006	2005	2007-2006		2006-2005
(in millions, except percentages)
Other income, net	$2.4	$2.7	$1.3	$(0.3)	(11)%	$1.4	108%
As a percent of total revenue	3%	4%	2%

        Other income, net was $310,000 lower in 2007 compared to 2006 a net foreign exchange loss for the year of $378,000 due to the dollar's weakness relative to the Euro, Swedish Krona, Indian Rupee and Japanese Yen partially offset by interest income.

        Other income, net increased in 2006 over 2005 due to higher interest rates and a higher level of investments.

  Income Taxes

        The income tax provision for 2007, 2006 and 2005 were as follows:

				$ change
	2007	2006	2005	2007-2006	2006-2005
(in thousands)
Income tax provision (benefit)	$(7,833)	$1,204	$187	$(9,038)	$1,017
Defered tax assets, net	$6,536	$13,743	$12,477	$(7,207)	$1,266

        We make estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The income tax provision will also be impacted by the effect of non-deductible stock option compensation expense due to the adoption of SFAS 123R. The effective tax rate will be negatively impacted by incentive stock option compensation expense. Also, SFAS 123R requires the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying dispositions. Changes in these estimates and the impact of SFAS 123R may result in significant increases or decreases to our tax provision in subsequent periods, which in turn would affect net income.

        We account for income taxes in accordance with SFAS 109 which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2007 and determined that it was more likely than not that we would be able to realize approximately $6.5 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

        In 2007, we reported a benefit tax of $7.8 million, consisting primarily of the reversal of the valuation allowance related to our deferred tax assets offset by any federal, state or foreign income taxes. Our provision for income taxes in 2007 differed from the tax provision that would have been derived from applying the federal statutory rate to our income before taxes primarily due to the reversal of the valuation allowance of $9.5 million, the use of federal and state research tax credits of $353,000 offset by non-deductible stock compensation charges of $617,000 and other miscellaneous items of $1.4 million. We recorded an income tax provision of $1.2 million and $187,000 in 2006 and 2005. Our provision for income taxes in 2006 and 2005 differed from the tax provision that would have been derived from applying the federal statutory rate to our income before taxes primarily due to the utilization of net operating losses, federal and state tax credits foreign income taxes and an increase in the valuation allowance for deferred tax assets.

        As of December 31, 2007, we had federal and California research and development tax credit carryforwards of approximately $4.5 million and $5.2 million, respectively. The federal research credits will begin to expire in the year 2011 and the California research credits carry forward indefinitely. The company also has federal and state alternative minimum tax credit carryforwards of $209,000 which have no expiration date.

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

Liquidity and Capital Resources

        As of December 31, 2007, we had cash and cash equivalents of $7.3 million, short-term investments of $35.6 million, restricted cash of $5.4 million, retained earnings of $8.8 million and working capital of $39.1 million.

        Net cash provided by operating activities was $6.4 million, $11.5 million and $7.3 million in 2007, 2006 and 2005, respectively. In 2007, the decrease in net cash provided by operating activities compared to 2006 was primarily due to higher accounts receivable and release of valuation allowance for deferred tax assets, offset by higher net income and higher amortization of intangible assets. In 2006, the increase in net cash provided by operating activities compared to 2005 was primarily due to the increase in stock-based compensation, a non-cash expense, a decrease in our accounts receivable and an increase in our deferred revenue, offset by the decrease in net income.

        Net cash used in investing activities was $3.6 million, $13.6 million and $5.0 million in 2007, 2006 and 2005, respectively. In 2007, the net decrease in cash used was due to the sales and maturities of short term investments offset by cash used for the acquisition of HARDI and purchases of short term investments. In 2006 and 2005, cash was used in investing activities primarily for the purchases of short-term investments, software and computer equipment. It was offset by sales and maturities of short-term investments.

        Net cash used in financing activities was $4.8 million, $2.6 million and $2.2 million in 2007, 2006 and 2005, respectively, and cash provided by financing activities was $2.2 million in 2005. In 2007, $8.3 million of cash was used to repurchase common stock while $3.5 million was generated by the exercise of stock options and the sale of common stock to employees under our stock purchase program. In 2006, $5.5 million of cash was used to repurchase common stock while $3.0 million was generated by the exercise of stock options and the sale of common stock to employees under our stock purchase program. In 2005, $3.8 million of cash was used to repurchase common stock while $6.0 million was generated by the exercise of stock options and the employees stock purchase program.

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

  •
  the availability of financing.

        We believe that our cash and short-term investments balance of $43.0 million as of December 31, 2007 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next twelve months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

  Contingent Consideration

        Related to our acquisition of HARDI, we have placed $5.4 million in an escrow account to be delivered to three former HARDI shareholders subject to attainment of specified revenue targets from the sales of HAPS systems. These amounts are included in restricted cash on the consolidate balance sheet. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill. This amount is included as restricted cash ion our consolidated balance sheet.

  Contractual Obligations

        The following summarizes our contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
(in thousands)
Operating lease obligations	$2,688	$6,051	$2,890	$—	$11,629
Purchase obligations*	750	20	—	—	770

Total	$3,438	$6,071	$2,890	$—	$12,399

*
Purchase obligations primarily relating to marketing and sales activities, exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

        See Note 1 of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States, France, India, Sweden and Turkey and sell those products primarily in North America, Europe and Asia including Japan. Our revenue from sales outside North America represented approximately 41%, 44% and 43% of our total revenue in 2007, 2006 and 2005, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. With the exception of sales in Japan, our sales are generally made in U.S. dollars, thus a strengthening of the U.S. dollar could make our products less competitive in foreign markets. The functional currency of our foreign subsidiaries is the U.S. dollar, except for our Japanese subsidiary whose functional currency is the yen and our Swedish subsidiary whose functional currency is the Krona. The effects of translation of our foreign subsidiaries for which the U.S. dollar is the functional currency are included in our consolidated statements of income and to date, have not been material. The effects of translation of our Japanese and Swedish subsidiaries are included in shareholders' equity and to date have not been material. Historically, our exposure to foreign exchange fluctuations has been minimal. In 2007, as the foreign currency rates relative to the US dollar fluctuated and the effect on our operating results and financial position was $378,000. As our international sales and operations expand, our exposure to foreign currency fluctuations will increase.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes. A hypothetical 100 basis points increase or decrease in interest rates based on the fair value of our net investment position of approximately $36.0 million as of December 31, 2007 would have resulted in a gain or loss of approximately $153,000. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a higher decline in our net investment portfolio.

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

        During 2007, we did not invest in auction rate securities. We believe that the recent credit crisis did not materially impact our financials.

        As of December 31, 2007, our cash equivalents consisted of only money market funds and our short-term investments consisted of U.S. government agency notes, certificates of deposit, commercial paper, corporate notes and bankers' acceptance.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the independent registered public accounting firm's report appear on pages F-1 through F-35 of this Annual Report.

Quarterly Data
(in thousands, except per share data)
(unaudited)

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
Total revenue	$20,073	$19,441	$16,753	$14,899	$16,417	$16,270	$15,387	$14,469
Total cost of sales	$2,335	$2,181	$1,307	$755	$811	$764	$728	$864
Gross profit	$17,738	$17,260	$15,446	$14,144	$15,606	$15,506	$14,659	$13,605
Restructuring charge	$—	$—	$—	$—	$—	$—	$—	$854
Release of valaution allowance of deferred tax assets	$9,486	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$10,346	$1,451	$641	$654	$1,594	$1,645	$1,115	$(1,178)
Net income (loss) per share:
Basic	$0.39	$0.05	$0.02	$0.02	$0.06	$0.06	$0.04	$(0.04)
Diluted	$0.38	$0.05	$0.02	$0.02	$0.06	$0.06	$0.04	$(0.04)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

Reports of Internal Control over Financial Reporting

Report of Synplicity Inc. Management on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management's assessment, it believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which appears below.

(b)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

        We have audited Synplicity, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synplicity, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Synplicity Inc. Management on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Synplicity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Synplicity, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Jose, California
March 14, 2008

  (c)   Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the sections captioned "Proposal One—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement of our 2007 Annual Meeting of Shareholders, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K ("Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report in "Business—Executive Officers."

        We have adopted a code of ethics that applies to principal executive officers, senior financial officers and Section 16 officers (including our Chief Executive Officer and Chief Financial Officer). We have posted this code of ethics on our website at www.synplicity.com on our Investor Relations page for reference and we undertake to send a copy to any shareholder, without charge. We intend to satisfy the disclosure requirement regarding any amendments to or waivers from the code of ethics by posting such information on our website at www.synplicity.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the sections captioned "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Compensation Discussion and Analysis" contained in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Plan Compensation Information" contained in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the section captioned "Corporate Governance" contained in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference from the section captioned under the headings "Report of the Audit Committee" and "Proposal Two—Ratification of Appointment of the Independent Registered Public Accounting Firm" contained in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following consolidated financial statements are included in this Annual Report on Form 10-K:

  (a)(2) Financial Statement Schedules

    Schedule II-Valuation and Qualifying Accounts (see page F-35)

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (a)(3) Exhibits

3.1.1	Articles of Incorporation of the Registrant(1)
3.2.1	Amended and Restated Bylaws of the Registrant(19)
4.1	Specimen Common Stock Certificate(1)
4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**
10.2	Amended and Restated 1995 Stock Option Plan(1)**
10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**
10.3.2	Amended and Restated 2000 Stock Option Plan(19)**
10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**
10.4	2000 Director Option Plan(1)**
10.4.2	Amended and Restated 2000 Director Option Plan(19)**
10.5	2000 Employee Stock Purchase Plan(1)**
10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**
10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*
10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)
10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*

10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)
10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(3)
10.26.1	Lease dated July 1, 2007 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(19)
10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(5)
10.29.1	Lease dated October 23, 2006 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(18)
10.31.1	Lease dated January 10, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(17)
10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(6)
10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(8)**
10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(9)**
10.37.1	Lease dated December 24, 2007 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(19)
10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(7)
10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(9)**
10.41.3	Variable Incentive Pay Plan amended through January 30, 2008(22)*,**
10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(12)**
10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(12)**
10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(13)
10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(15)**
10.45.1	Lease dated September 1, 2007 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza Blok 3 floor Bilkent, Turkey office(20)
10.46	Letter of Promotion dated January 13, 2006 between Registrant and James Lovas(16)**
10.47	Lease dated November 6, 2006 between Registrant and Chiltern House Business Centre Limited for the Suite 1C at Chiltern House Business Centre, 45 Station road, Henley-on-Thames, Oxfordshire, RG9 1AT, United Kingdom office(18)
10.48	Lease between Registrant and Information Technology Park Ltd. for the Unit 1 & Unit 2 Seven Floor, Navigator Building, International Tech Park, Bangalore, India development office(18)
10.49.1	Officer Bonus Plan(21)**
10.50	Stock Purchase Agreement dated June 1, 2007 between the Registrant and HARDI Electronics AB(19)
21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 55)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)
Filed as an exhibit to our 8-K filed January 31, 2006.

(17)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(18)
Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(19)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(20)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(21)
Filed as an exhibit to our 8-K filed January 24, 2008.

(22)
Filed as an exhibit to our 8-K filed February 5, 2008.

(b)
Exhibits.    See Item 15(a)(3) above.

(c)
Financial Statement Schedules.    See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.
Date: March 14, 2008	By:	/s/ GARY MEYERS
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)
Date: March 14, 2008	By:	/s/ JOHN J. HANLON
	Name:	John J. Hanlon
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY MEYERS Gary Meyers	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008
/s/ JOHN J. HANLON John J. Hanlon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ KENNETH S. MCELVAIN Kenneth S. McElvain	Chief Technology Officer, Vice President and Director	March 14, 2008
/s/ ALISA YAFFA Alisa Yaffa	Chairwoman of the Board, Vice President of Intellectual Property and Secretary	March 14, 2008
/s/ PRABHU GOEL Prabhu Goel	Director	March 14, 2008
/s/ PAUL WEISKOPF Paul Weiskopf	Director	March 14, 2008
/s/ DENNIS SEGERS Dennis Segers	Director	March 14, 2008
/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	March 14, 2008

SYNPLICITY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Synplicity, Inc.

        We have audited the accompanying consolidated balance sheets of Synplicity, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synplicity, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synplicity, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Jose, California
March 14, 2008

SYNPLICITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$7,348	$9,237
Short-term investments	35,643	56,160
Restricted cash	2,700	—
Accounts receivable, less allowances of $179 and $128 at December 31, 2007 and 2006, respectively	15,513	10,323
Inventories	1,308	—
Prepaid expenses	1,807	1,232
Deferred tax assets, short-term portion	2,701	—
Other current assets	724	915

Total current assets	67,744	77,867
Restricted cash	2,700	—
Property and equipment, net	3,206	2,472
Goodwill	9,098	1,272
Intangible assets, net	10,189	1,035
Other assets	1,340	1,163
Long-term deferred tax assets	7,073	—

Total assets	$101,350	$83,809

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$2,067	$1,299
Accrued liabilities	1,715	1,537
Accrued compensation	5,258	4,360
Deferred revenue	18,616	18,409
Other liabilities, short-term portion	36	—
Deferred income taxes	922	—

Total current liabilities	28,614	25,605
Long-term other liabilities	427	89
Long-term deferred income taxes	2,317	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 or 2006	—	—
Common stock, no par value: 110,000,000 shares authorized; 26,348,765 and 26,865,383 shares issued and outstanding at December 31, 2007 and 2006, respectively	61,320	62,699
Retained earnings (accumulated deficit)	8,837	(4,255)
Accumulated other comprehensive loss	(165)	(329)

Total shareholders' equity	69,992	58,115

Total liabilities and shareholders' equity	$101,350	$83,809

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
License and systems	$26,148	$17,880	$19,460
Maintenance	27,994	27,190	25,394
Bundled license and services	17,024	17,473	17,081

Total revenue	71,166	62,543	61,935
Cost of revenue:
Cost of license and systems	2,672	153	139
Cost of maintenance	1,695	1,641	1,623
Cost of bundled license and services	364	457	623
Amortization of intangible assets	1,847	916	890

Total cost of revenue	6,578	3,167	3,275

Gross profit	64,588	59,376	58,660
Operating expenses:
Research and development	24,797	23,385	24,305
Sales and marketing	27,638	25,412	22,572
General and administrative	8,642	8,073	6,350
Amortization of intangible assets from acquisitions	669	—	—
Restructuring charge	—	854	—

Total operating expenses	61,746	57,724	53,227

Income from operations	2,842	1,652	5,433
Other income, net	2,417	2,727	1,308

Income before income taxes	5,259	4,379	6,741
Income tax provision (benefit)	(7,833)	1,204	187

Net income	$13,092	$3,175	$6,554

Net income per share:
Basic net income per common share	$0.49	$0.12	$0.25

Shares used in basic per share calculation	26,684	26,902	26,480

Diluted net income per common share	$0.47	$0.11	$0.23

Shares used in diluted per share calculation	27,615	27,793	27,990

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock
			Retained Earnings (Accumulated Deficit)	Accum. Other Comp. Gain (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2004	26,180	$59,471	$(13,984)	$(639)	$44,848
Issuance of common stock from stock option exercises and employee stock purchase plan	1,478	5,959	—	—	5,959
Repurchase of shares	(628)	(3,809)	—	—	(3,809)
Amortization of deferred stock-based compensation	—	(4)	—	—	(4)
Comprehensive income:
Net income	—	—	6,554	—	6,554
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	287	287
Net unrealized loss on investments	—	—	—	11	11

Total other comprehensive income					298

Total comprehensive income					6,852

Balance at December 31, 2005	27,030	$61,617	$(7,430)	$(341)	$53,846
Issuance of common stock from stock option exercises and employee stock purchase plan	678	2,991	—	—	2,991
Repurchase of shares	(843)	(5,542)	—	—	(5,542)
Stock-based compensation expenses	—	3,633	—	—	3,633
Comprehensive income (loss):
Net income	—	—	3,175	—	3,175
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(13)	(13)
Net unrealized gain on investments	—	—	—	25	25

Total other comprehensive income					12

Total comprehensive income					3,187

Balance at December 31, 2006	26,865	$62,699	$(4,255)	$(329)	$58,115
Issuance of common stock from stock option exercises, restricted stock units, and employee stock purchase plan	773	3,481	—	—	3,481
Repurchase of shares	(1,289)	(8,261)	—	—	(8,261)
Stock-based compensation expenses	—	3,242	—	—	3,242
Comprehensive income:
Net income	—	—	13,092	—	13,092
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	160	160
Tax benefit from stock options exercised	—	159	—	—	159
Net unrealized gain on investments	—	—	—	4	4

Total other comprehensive income					323

Total comprehensive income					13,415

Balance at December 31, 2007	26,349	$61,320	$8,837	$(165)	$69,992

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$13,092	$3,175	$6,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,747	1,735	1,857
Stock-based compensation	3,242	3,633	(4)
Amortization of intangible assets and capitalized software costs	2,610	985	904
Amortization of short-term investments premium/discount	(972)	(1,372)	(670)
Impairment of capitalized software	—	335	—
Changes in operating assets and liabilities:
Accounts receivable	(3,983)	565	(2,575)
Inventories	(108)	—	—
Prepaid expenses	(23)	107	(68)
Other current assets	191	46	(105)
Other assets	(271)	(347)	31
Accounts payable	(611)	355	(143)
Accrued liabilities	—	76	63
Accrued compensation	482	329	234
Deferred revenue	207	1,798	1,192
Deferred income taxes	(9,621)	—	—
Deferred compensation and other liabilities	374	89	—

Net cash provided by operating activities	$6,356	$11,509	$7,290

Investing activities:
Purchases of property and equipment	$(2,283)	$(1,544)	$(1,531)
Purchase of technology	—	(500)	—
Purchases of short-term investments	(73,966)	(103,076)	(80,376)
Proceeds from maturities of short-term investments	75,428	88,457	77,333
Proceeds from sales of short-term investments	20,028	3,014	—
Capitalization of software costs	—	—	(439)
Acquisition of a business, net of cash acquired	(17,524)	—	—
Restricted cash	(5,400)	—	—

Net cash used in investing activities	$(3,619)	$(13,649)	$(5,013)

Financing activities:
Proceeds from sale of common stock	$3,481	$2,991	$5,959
Repurchases of common stock	(8,261)	(5,542)	(3,809)

Net cash (used in) provided by financing activities	$(4,780)	$(2,551)	$2,150

Effect of exchange rate changes on cash	$154	$(13)	$287

Net increase (decrease) in cash and cash equivalents	$(1,889)	$(4,704)	$4,694
Cash and cash equivalents at beginning of the year	9,237	13,941	9,247

Cash and cash equivalents at end of the year	$7,348	$9,237	$13,941

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,361	$548	$168

The accompanying notes are an integral part of the consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Organization and Business

        Synplicity Inc. ("our company", "our", "we", or "us") was incorporated on February 1, 1994 in the State of California. We are a leading provider of software products that enable the rapid and effective design and verification of semiconductors used in networking and communications, semiconductor, computer and peripheral, military and aerospace, consumer, and other electronics systems.

Principles of Consolidation

        The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Acquisition

        On June 1, 2007, HARDI Electronics, AB ("HARDI") and Synplicity entered into a Stock Purchase Agreement (the "Agreement"), pursuant to which all of the outstanding shares of HARDI were acquired by Synplicity. The acquisition was completed on June 8, 2007. Upon completion of the acquisition, each share of HARDI's common stock issued and outstanding immediately prior to the effective date of acquisition was acquired by Synplicity in exchange for $18.8 million in cash and the right to receive up to $5.4 million of additional cash consideration upon the achievement of certain milestones.

        The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") using the purchase method of accounting. Under purchase accounting, HARDI's tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities and resulted in an amount for goodwill. Financials results of HARDI are included in the consolidated statements of income from June 8, 2007 to the end of the fiscal period.

Use of Estimates and Reclassifications

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. For example, estimates and assumptions are used in recognizing or deferring revenue and in maintaining our allowance for doubtful accounts. Actual results could differ from these estimates.

        In 2007, we changed the presentation of other current assets, our shareholders' equity and accrued compensation amounts in our consolidated balance sheet. Accordingly, the related amounts reported in the consolidated financial statements for 2006 and 2005 have been reclassified to conform to the current period presentation. Additionally, in 2007, we reclassified foreign exchange gains and losses from operating expenses to other income, net in our consolidated statements of income. Accordingly, the related amounts reported in the consolidated financial statements in the prior periods have been reclassified to conform with the current period presentation.

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our subsidiary in Japan and one of our subsidiaries in Sweden whose functional currencies is the Yen and the Krona ("SEK"), respectively. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rates, except for non-monetary assets and liabilities such as property and equipment which

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period, except for expenses related to those balance sheet items that are translated using historical rates. Foreign exchange gains or losses resulting from these translations is included in our consolidated statement of income. For our Japanese and Swedish subsidiaries, assets and liabilities are denominated in Yen or SEK and translated at the month-end exchange rates, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period. Foreign exchange gains or losses resulting from these translations are included as cumulative translation adjustments in our shareholders' equity.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents, investment securities and trade accounts receivable. In accordance with our investment policy, we invest only in high credit quality investment grade securities held by reputable financial institutions. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, short collection terms and well financed customers. No customer or distributor accounted for 10% or more of total revenue for 2007, 2006 or 2005. Sales to customers outside of North America accounted for $29.1 million, $27.8 million and $26.4 million of our total revenue in 2007, 2006 and 2005, respectively.

        During 2007, we did not invest in auction rate securities. We believe that the recent credit crisis did not materially impact our financials.

Accounts Receivable and Allowance for Doubtful Accounts

        Generally, our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

        We distribute our products through our direct sales force and third-party distributors throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia. We generally do not require collateral. We maintain and update quarterly an allowance for doubtful accounts for estimated potential credit losses resulting from the failure of our customers to make required payments. The balance in the allowance account is comprised of a reserve for specific receivables when collectibility is not probable, and a provision for non-specific accounts based on a specified range of percentages derived from historical experience applied to the outstanding balance in each aged group. If after pursuing collection efforts on a specifically reserved receivable and payment is not expected, the receivable is deemed uncollectible and is written off. Such losses in 2007, 2006 and 2005 were not material.

Fair Value of Financial Instruments

        Cash equivalents and accounts receivable are carried at cost as this approximates fair value because of their generally short maturities. For short-term securities, the estimated fair values are based on market prices.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Short-term Investments

        All of our cash equivalents and short-term investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (determined as the difference between the recorded amount of the investment and its fair value) are reported in shareholders' equity as a component of accumulated other comprehensive income (loss), net of tax, if any. The fair value of the investments is based on quoted market prices. Investments that have maturities of three months or less at the date of purchase are considered cash equivalents, while investments that have maturities greater than three months at the date of purchase are considered short-term investments if they mature within 12 months of the balance sheet date. The cost of securities sold is based upon the specific identification method.

Revenue Recognition

        We license our software products as perpetual licenses, term licenses and time-based licenses. In June 2007, we completed the acquisition of HARDI, thereby adding HAPS to our product offerings. We recognize revenue from HAPS sales when title transfers, typically at shipment. We generate revenue from direct sales, distributors and OEMs and through custom software development services.

Revenue recognition criteria

        We recognize software revenue based upon the residual method, in accordance with American Institute of Certified Public Accountants "AICPA" Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. For non-software products, or HAPS systems, the company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement ("SAB 101") and Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21").

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

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

License and systems revenue

        We offer perpetual licenses for our products, whereby the customer receives the right to use the software indefinitely. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license. We also offer two and three year term licenses, where the customer has rights to use the software for such periods. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses. We also sell systems. Perpetual license, term license and systems revenue is recognized upon delivery of the product and upon transfer of title with no right of return.

Maintenance revenue

        Maintenance revenue from perpetual and term licenses allows customers under maintenance agreements to receive unspecified product updates, electronic, internet-based and telephone technical support throughout their maintenance period, which is typically one year. The majority of our customers renew their maintenance contracts annually, at or near the list price for maintenance, which is 20% of the license list price, which establishes vendor specific objective evidence ("VSOE") of the fair value of maintenance. Maintenance revenue from perpetual and term license sales is recognized on a straight-line basis over the maintenance period.

        For larger value contracts entered into subsequent to March 2006, we incorporated substantive contractual maintenance renewal rates into our agreements, at a consistent percentage of the net license fee, which establishes VSOE of fair value of maintenance for that class of arrangement per SOP 97-2. This methodology can be applied to arrangements of either perpetual or multi-year term licenses, where the first year's maintenance is generally purchased with the term or perpetual licenses and the subsequent years are optional and can be purchased at the same percentage of the net license fee as the first year's maintenance.

Bundled license and services revenue

        We also generate revenue from time-based licenses, arrangements with OEMs and custom software development arrangements. Time-based licenses include maintenance services for the duration of their terms. Since the maintenance associated with these types of arrangements is not sold separately, we do not have VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these arrangements on a straight-line basis over the maintenance period.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

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

        In 2006, we entered into arrangements with certain OEMs to slightly modify our existing products to work with the individual OEMs' products. Since the maintenance and customized services associated with these types of arrangement are not typically sold separately, we do not have sufficient VSOE of fair value to allocate revenue among the elements. Thus, we recognize revenue from these combined services on a straight-line basis over the longer of the maintenance or the customization services period.

        Prior to 2006, we entered into various custom software development agreements with semiconductor manufacturers to customize certain of our ASIC products. This work typically involved significant modifications to our products under a statement of work negotiated with the customer. When time-based licenses were purchased as part of the agreement and delivery of the customized product had occurred, we recognized revenue from both the development and license fees on a straight-line basis over the period of the maintenance, as we did not have VSOE of the fair value of maintenance for time-based licenses. When licenses were not being purchased as part of the agreement, we recognized revenue from these development fees on a percentage of completion basis as determined by the relationship of the contract costs incurred to date and the estimated total contract costs, which were regularly reviewed during the life of the contract. Revenue recognized from these development agreements represented less than 10% of total revenue for the years 2007, 2006 and 2005.

        On occasion, we may sell time-based licenses and perpetual or term licenses or systems combined within a single arrangement. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses. For such occasion, we also defer the related systems costs of goods sold and recognized it ratably over the term of the longest period of the agreement.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years to seven years.

Product Development Costs

        Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Capitalized software costs were $718,000, $718,000 and $439,000 as of 2007, 2006 and 2005, respectively. Capitalized software costs are amortized over the product's estimated economic life of three to five years and were $194,000, $94,000 and $15,000 for 2007, 2006 and 2005, respectively.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

Impairment of capitalized software development costs in the three months ended March 31, 2006 is discussed in the section below.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually during the fourth quarter as well as whenever indicators of impairment exist. Our intangible assets are being amortized using the straight-line method over the estimated useful lives of two to five years.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. An impairment charge is calculated if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in forecasting future operating results and cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

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

Restructuring Charge

        In March 2006, one of our partners, LSI Logic, announced its decision to cease further development of its RapidChip semiconductor product which served the Structured ASIC markets. Our Amplify RapidChip software product was designed specifically and exclusively for LSI Logic's RapidChip product. After this announcement, we evaluated the impact of LSI Logic's decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets and to refocus our efforts on our core competencies in FPGA synthesis, DSP synthesis and ASIC verification product lines. As a result, we eliminated certain positions in engineering, sales and marketing and reassigned various employees, principally in engineering, from ASIC to other areas where we perceived we had positive growth opportunities. On March 24, 2006, our Board of Directors approved our restructuring plan, which was implemented under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This restructuring program included an 8% reduction in force primarily focused in our research and development department and a write-off of capitalized software development costs to their net realizable value. The

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

restructuring plan has been completed and there was no remaining balance accrued as of December 31, 2006. The restructuring activity for the twelve months ended December 31, 2006 was as follows:

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

Advertising

        Costs related to advertising are expensed as incurred. Advertising expense for 2007, 2006 and 2005 was $143,000, $154,000 and $188,000, respectively.

Guarantees

        We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license and maintenance fees or us to provide a fix, patch, work-around or replacement of the software. We also warrant our systems to be free from defects in material and workmanship under normal use and service for a period of twelve months.

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

        Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations. No liabilities were recorded for these guarantees on our balance sheets as of December 31, 2007 and 2006.

Inventory

        We record our inventory in first-in first-out method at the lower of cost or market. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

        In 2007, pursuant to our policy, we wrote our inventory down by $67,000. Since this inventory was acquired with HARDI, the writedown was recorded against goodwill. Any future writedowns recorded after since the acquisition of HARDI on June 8, 2008 will be recorded in cost of revenue and would lower our gross margin.

Accumulated Other Comprehensive Income (Loss)

        We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components, which include unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For 2007, 2006 and 2005, the components of comprehensive income (loss) have been included in the Statement of Shareholders' Equity. The components of accumulated other comprehensive losses are as follows:

	Years Ended December 31,
	2007	2006	2005
(in thousands)
Foreign currency translation adjustment	$(160)	$(319)	$(306)
Unrealized loss on available for sale investments, net of tax	(5)	(10)	(35)

Total accumulated other comprehensive loss	$(165)	$(329)	$(341)

Segment Information

        We follow Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in only one industry segment, the development and sale of systems and software products that are used in the design and verification of semiconductors. We market and sell our products throughout North America, principally the United States, as well as in Europe, Japan and the rest of Asia.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Significant Accounting Policies (Continued)

        Upon adoption of SFAS 123R, we have elected the "long form" method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R, paragraph 81. Under the "long form" method, we determine the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of the employee stock-based compensation "as if" we had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. We also determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effect of employee stock—based compensation awards that were issued after the adoption of SFAS 123R and outstanding at the adoption date.

        Consistent with prior years, we use the "with and without" approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. In addition, we have elected to account for the indirect benefits of stock-based compensation on such items as the alternative minimum tax, the research tax credit and the domestic production deduction, through the consolidated statements of income rather than through paid-in-capital.

        Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation", FAS 123"). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Income for any period prior to our adoption of SFAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Recently Issued Accounting Standards

        On September 15, 2006, the Financial Accounting Standards Board issued Statement 157 Accounting for Fair Value Measurements ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The Statement also requires expanded disclosure with respect to fair value measurements. It is effective for the fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

        On February 15, 2007, the Financial Accounting Standards Board issued Statement 159 Accounting for the Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. It is effective for the fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Financial Instruments

        Available-for-sale securities were as follows as of December 31, 2007 and 2006:

Security Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
(in thousands)
2007:
Cash:
Money market funds	$1,501	$—	$—	$1,501

Total cash	$1,501	$—	$—	$1,501

Short-term investments:
U.S. Government agency notes	$22,557	$3	$—	$22,560
Certificates of deposit	4,276	1	—	4,277
Commercial paper	3,623	3	—	3,626
Corporate notes	3,157	4	—	3,161
Bankers' acceptance	2,022	—	(3)	2,019

Total short-term investments	$35,635	$11	$(3)	$35,643

2006:
Cash and Cash equivalents:
Certificates of deposit	$2,495	$—	$—	$2,495
Money market funds	1,719	—	—	1,719
Bankers' acceptance	297	—	—	297

Total cash and cash equivalents	$4,511	$—	$—	$4,511

Short-term investments:
U.S. Government agency notes	$36,912	$5	$—	$36,917
Commercial paper	6,694	—	(2)	6,692
Certificates of deposit	4,801	1	—	4,802
Corporate notes	4,570	—	(2)	4,568
Bankers' acceptance	3,181	—	—	3,181

Total short-term investments	$56,158	$6	$(4)	$56,160

        In accordance with our investment policy, we invest only in high quality investment grade securities held by reputable financial institutions. Contractual maturities of available-for-sale securities at December 31, 2007 are due within 12 months.

        Gross unrealized gains and losses on cash equivalents were not material at December 31, 2007 and 2006. In 2007 and 2006, we recognized net realized gains of $1.1 million and $887,000 respectively. In 2005, we recognized a net realized loss of $336,000.

        In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and 2006,

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Financial Instruments (Continued)

aggregated by investment category and the length of time that individual securities have been in a continuous loss position.

	As of December 31, 2007
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
(in thousands)
Bankers' acceptance	$1,378	$(3)

	As of December 31, 2006
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
Commercial paper	$6,692	$(2)
Corporate notes	3,580	(2)

	$10,272	$(4)

Note 3. Inventory

        Inventory is comprised of the following:

	As of December 31,
	2007	2006
(in thousands)
Raw materials	$441	$—
Finished goods	867	—

	$1,308	$—

        The company does not typically maintain work-in-process inventory.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment

        Property and equipment consisted of the following:

	As of December 31,
	2007	2006
(in thousands)
Computer hardware, software, tradeshow and other equipment	$15,530	$13,624
Leasehold improvements	537	449
Furniture and fixtures	434	331
Vehicles	98	19
Construction in process	82	82

	$16,681	$14,505
Less: Accumulated depreciation	(13,475)	(12,033)

	$3,206	$2,472

        Depreciation expense was $1.7 million for 2007, 2006, respectively, and $1.9 million for 2005.

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation for equipment commences once it is placed in service and depreciation for leasehold improvements commences once they are ready for their intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets: computer hardware, computer software, tradeshow and other equipment for 3 years, vehicles 5 years, furniture and fixture 7 years and leasehold improvements over the term of the lease. Construction in process is primarily related to the computer software and hardware equipment that has not been placed into service.

Note 5. Stock-Based Compensation

        We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive, non-statutory stock options, awards, including restricted stock awards, restricted stock units, stock appreciation rights and performance units and shares. We have to date issued only incentive, non-statutory stock options and restricted stock awards.

        Stock options are generally time-based, vesting over a 4-year vesting period with 25% of the option vesting after one year and monthly thereafter for new employees. For existing employees the options generally vest monthly upon grant issuance. All options expire 10 years from the grant date. Additionally, we have an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or date of purchase and if in the subsequent two years, the market price of our common stock on the purchase date decreases below the previous offering period price in the current plan, that ESPP plan is reset to the lower price. As of December 31, 2007, we had approximately 11.7 million shares of common stock reserved for future issuance under our stock option plan and ESPP.

        Restricted stock awards are generally time-based, vesting over a 4-year vesting period with 25% on first anniversary of the grant date and quarterly thereafter. We use the straight line attribution method for recognizing the expense associated with these grants. As of December 31, 2007, we had approximately 106,750 awards reserved for future issuance under our stock awards plan.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Stock-Based Compensation (Continued)

        Effective January 1, 2006, we adopted the provision of SFAS No. 123(R) as discussed in Note 1. The following table summaries the effects of share-based compensation resulting from the application of SFAS 123R:

	Years Ended December 31,
	2007	2006
(in thousands)
Cost of maintenance	$88	$106
Research and development	1,410	1,630
Sales and marketing	879	956
General and administrative	865	941

Stock-based compensation expense in income before taxes	3,242	3,633
Income taxes	(892)	(999)

Net share-based compensation expense, net of taxes, in net income	$2,350	$2,634

        Net cash proceeds from the exercise of stock options were $3.5 million for 2007. The income tax benefit realized from stock option exercises for 2007 was $158,000.

        The following table illustrates the pro forma information regarding net income effect and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for 2005:

Year Ended December 31, 2005
(in thousands, except per share data)
Net income, as reported	$6,554
Deduct: Stock-based employee compensation benefit included in reported net income	(4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,856)

Pro forma net income	$1,694

Basic net income per share:
As reported	$0.25

Pro forma	$0.06

Diluted net income per share:
As reported	$0.23

Pro forma	$0.06

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Stock-Based Compensation (Continued)

  Stock Options and Employee Stock Purchase Plans:

        Valuation Assumptions:

        The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2007, 2006 and 2005, respectively:

	Stock Options					Employee Stock Purchase Plan
	Years Ended December 31,					Years Ended December 31,
	2007		2006		2005	2007	2006	2005
	Officers and Directors	All Other Employees	Officers and Directors	All Other Employees	All Employees and Directors	All Employees and Directors
Expected life (in years)	4.0	3.8	4.0	3.1	4.4	0.5-1.0	0.5-2.0	0.5-2.0
Interest rate	4.55%	4.40%	4.93%	4.87%	4.34%	4.25%	4.81%	4.26%
Volatility	0.43	0.43	0.56	0.49	0.65	0.29	0.43	0.57
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted-average fair value at grant date	$2.58	$2.45	$3.24	$2.22	$3.25	$1.72	$2.12	$2.10

        Our computation of expected volatility for 2007, 2006 and 2005 was based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Stock-Based Compensation (Continued)

        Stock options activity for 2007, 2006 and 2005 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	8,031,092	$6.13
Grants	1,235,650	$5.97
Exercises	(1,143,630)	$4.09
Forfeitures or expirations	(917,311)	$8.79

Outstanding at December 31, 2005	7,205,801	$6.08
Grants	665,200	$6.05
Exercises	(398,111)	$4.28
Forfeitures or expirations	(652,920)	$7.86

Outstanding at December 31, 2006	6,819,970	$6.02
Grants	611,475	$6.49
Exercises	(520,541)	$4.20
Forfeitures or expirations	(359,410)	$7.91

Outstanding at December 31, 2007	6,551,494	$6.10	5.69	$4,015

Ending vested and expected to vest December 31, 2007	6,107,935	$6.11	5.44	$3,910
Exercisable and vested at December 31, 2007	4,906,033	$6.14	4.80	$3,700

        We purchased 258,621 shares through our ESPP plan during 2007 at an average price of $5.01

        The weighted average grant date fair value of stock options granted during the fiscal year was $2.50. The total intrinsic value of options exercised during 2007 was $1.4 million. The total fair value of shares vested during the year was $2.7 million. As of December 31, 2007, $4.7 million of total unrecognized compensation expense related to stock options was expected to be recognized over the weighted average vesting period of 2.3 years.

  Restricted Stock Awards:

        Share-based compensation related to restricted stock unit awards is calculated based on the market price of Synplicity common stock on the date of grant. As of December 31, 2007, 106,750 shares of restricted stock were outstanding and unvested, with an aggregate intrinsic value of $619,000 and a weighted average remaining contractual life of approximately 3.5 years. The weighted average grant fair value price was $6.52. These shares are scheduled to vest through 2011.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Stock-Based Compensation (Continued)

        Restricted Stock activity for 2007 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	—
Grants	109,950	$6.52
Vested	—
Forfeitures or expirations	(3,200)	$6.52

Outstanding at December 31, 2007	106,750	$6.52

        As of December 31, 2007, $649,000 of total unrecognized compensation expense related to non-vested restricted stock awards was expected to be recognized over the weighted-average vesting period of 3.5 years.

  Stock Repurchase Program

        In January 2007, our Board of Directors approved a new stock repurchase program which authorized management to repurchase up to $10.0 million of stock in 2007. From January 1, 2007 to December 31, 2007, we repurchased a total of 1,288,580 shares at an average price of $6.41 per share. In 2006 and 2005, we repurchased a total of 842,996 shares at an average price of $6.57 and 628,469 shares at an average price of $6.06, respectively. Repurchased shares of our common stock are no longer deemed outstanding.

        Shares are repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the number of shares to be purchased depend on market conditions. In accordance with our insider trading policy, we are restricted from repurchasing shares when we are in possession of material inside information and when our trading window closes.

        In January 2008, our Board of Directors extended the stock repurchase program which authorizes the management to spend up to $10.0 million for common stock repurchases in 2008. Shares will be repurchased in the open market at times and prices we consider appropriate.

Note 6. Acquisition

        On June 8, 2007, we completed our acquisition of all of the common stock of HARDI, a company organized under the laws of Sweden. The acquisition was accounted for in accordance with SFAS 141 using the purchase method of accounting, from the date of completion, June 8, 2007. In addition to tangible and other intangible assets, we acquired the HAPS product line which is a modular system with multi-FPGA motherboards and standard or custom-made daughter boards, which can be combined together in a variety of ways. The HAPS products combined with our existing software products allow Synplicity to offer a comprehensive ASIC verification solution. The acquisition allows us to grow our ASIC Verification product line, particularly by selling HAPS products in combination with our software products through our direct sales channel. HARDI's results of operations are included in our consolidated statements of income from the date of acquisition.

        We acquired all the outstanding shares of the common stock of HARDI for cash consideration of $20.4 million, which comprised of the following: (a) $18.8 million in cash and (b) $1.6 million of

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Acquisition (Continued)

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

        The total purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities. Intangible assets consist of existing technology, customer relationships, trademarks/trade names and non-competition agreements. The intangible assets subject to amortization are being amortized on a straight-line basis during the useful lives below:

Useful Life (in years)
Existing techology	3
Trademarks/Trade Names	2
Customer relationships	5
Non-Competition agreements	5

        The allocation of purchase price is summarized as follows:

Fair Value
(in thousands)
Cash and marketable securities	$2,900
Accounts receivable	1,207
Inventory	1,019
Prepaid expenses	552
Property and equipment	198
Accounts payable	(1,365)
Other liabilities	(594)
Fair-value of inventory acquired	267
Intangible assets	11,670
Deferred tax liability	(3,266)
Goodwill	7,826

Total	$20,414

  Deferred Tax Liability

        We recognized a deferred tax liability of $3.3 million for the aggregate difference between the assigned value of the intangible assets and the tax bases of these assets. The deferred tax liability was computed at a Swedish rate of 28%.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Acquisition (Continued)

  Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of Synplicity and HARDI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations for any subsequent quarter or for the year ended December 31, 2007.

        The unaudited pro forma financial information for the twelve months ended December 31, 2007 combines our results for the twelve months ended December 31, 2007 with HARDI's results for the period January 1, 2007 to June 7, 2007. The pro forma financial information for 2006 combines our historical results with the historical results of HARDI for this period.

        The following table summarizes the unaudited pro forma financial information:

	Twelve Months Ended December 31,
	2007	2006
(in thousands, except per share data)
Total revenue	$75,302	$71,193
Net income	$12,887	$4,832
Basic net income per share	$0.48	$0.18
Diluted net income per share	$0.47	$0.17

Note 7. Goodwill, Intangible Assets and Capitalized Software Costs included in Other Assets

  Goodwill:

        The changes in the carrying value of goodwill are as follows:

As of December 31, 2007
(in thousands)
Balance as of December 31, 2006	$1,272
Goodwill related to acquisition of HARDI	7,826

$9,098

        To date, we have not recognized any impairment losses on goodwill.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill, Intangible Assets and Capitalized Software Costs included in Other Assets (Continued)

  Intangible Assets:

        The following summarizes our intangible assets as of December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Intangible assets from HARDI acquisition subject to amortization:
Existing technology (3 years)	$6,300	$(1,178)	$5,122
Trademarks/Trade names (2 years)	400	(112)	288
Customer realtionships (5 years)	4,600	(516)	4,084
Non-competition agreements (5 years)	370	(42)	328
Intangible assets from purchase of technology subject to amortization (5 years)	500	(133)	367

	$12,170	$(1,981)	$10,189

        Amortization of intangible assets from the HARDI acquisition reflects the intangible assets acquired as part of our purchase of products, technology, and related intangible assets from HARDI. Intangible assets from the acquisition are expensed using the straight-line method over a period of two to five years, reflecting their estimated useful lives. We amortize our HARDI intangibles on a straight-line basis as follows: trademarks/trade names over 2 years, existing technology over 3 years and customer relationships and non-compete agreements over 5 years. Amortization of existing technology is included in cost of sales and the other intangibles amortization are included in operating expenses.

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

        The following summarizes our actual amortization expense of intangibles for 2005, 2006 and 2007 and the estimated future amortization expense related to our intangible assets:

	Actual			Estimated
	Years Ended or Ending December 31,
	2005	2006	2007	2008	2009	2010	2011	2012
(in thousands)
Amortization of intangible assets from acquisitions (in cost of sales)	$890	$890	$1,747	$2,100	$2,100	$922	$—	$—

Amortization of intangible assets from purchase of technology (in cost of sales)	$—	$26	$100	$100	$100	$100	$67	$—

Amortization of intangible assets from acquisitions (in operating expenses)	$—	$—	$670	$1,194	$1,082	$994	$994	$436

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill, Intangible Assets and Capitalized Software Costs included in Other Assets (Continued)

  Capitalized Software Costs included in Other Assets

        The following summarizes our capitalized software costs as of December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Capitalized software development costs (in other assets)	$218	$(169)	$49

        Amortization of capitalized software development costs reflects the assets acquired and incorporated into our products. These assets are expensed over the product's estimated economic life, generally three years. In March 2006, we exited the Structured ASIC and ASIC synthesis markets. As a result, we recorded a write-off in accordance with SFAS 86 for certain capitalized software development costs.

        The following summarizes our actual amortization expense for 2005, 2006 and 2007 and estimated amortization expense related to the above capitalized software assets:

	Actual			Estimated
	Years Ended or Ending December 31,
	2005	2006	2007	2008
(in thousands)
Amortization of capitalized software development cost (in cost of license)	$14	$61	$94	$49

Note 8. Income Taxes

        Income before income taxes consists of the following components:

	Years Ended December 31,
	2007	2006	2005
(in thousands)
Income before income taxes:
United States	$1,867	$3,297	$6,388
Foreign	3,392	1,082	353

Total income before income taxes	$5,259	$4,379	$6,741

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        Provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
(in thousands)
Provision (benefit) for income taxes:
Current:
Federal	$1,274	$476	$(4)
State	43	55	18
Foreign	989	673	173

Total provision of income taxes	$2,306	$1,204	$187

Deferred:
Federal	$(6,211)	$—	$—
State	(3,595)	—	—
Foreign	(333)	—	—

Total deferred	$(10,139)	$—	$—

Total Provision (benefit) for income tax	$(7,833)	$1,204	$187

        The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2007	2006	2005
(in thousands)
Income tax expense at U.S. statutory rate	$1,840	$1,533	$2,359
State income taxes, net of federal benefit	(353)	55	18
Foreign income taxes	(205)	673	173
Federal alternative minimum taxes	—	449	—
Valuation allowance	(9,486)		—
Benefited losses	—	—	(2,363)
Research credits	(353)	(1,886)	—
Non-deductible stock compensation expense	617	302	—
Other	107	78	—

	$(7,833)	$1,204	$187

        As of December 31, 2007, we had federal and California research and development tax credit carryforwards of approximately $4.5 million and $5.2 million, respectively. The federal research credits will begin to expire in the year 2011 and the California research credits carry forward indefinitely. The company also has federal alternative minimum tax credit carryforwards of $209,000 which have no expiration date.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2007	2006
(in thousands)
Deferred tax assets:
U.S. federal and state tax credit carryforwards	$7,964	$8,849
Capitalized research expenditures	41	64
Deferred revenue	417	288
Acquisition-related items	2,401	2,425
Stock compensation	1,467	1,093
Other	1,369	1,024

Total deferred tax assets	$13,659	$13,743
Valuation allowance	(3,884)	(13,743)

Total deferred taxes	$9,775	$—

Deferred Tax Liabilities:
Foreign deferred revenue	$(489)	$—
Foreign acquired intangibles	(2,750)	$—

Total deferred tax liabilities	$(3,239)	$—

Net deferred tax assets	$6,536	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. In December 2007, based upon the level of historical taxable income and projections for future taxable income, we concluded that it was more likely than not that our deferred tax assets would be realized with the exception of deferred tax assets related to stock option benefits. The valuation allowance decreased by $9.9 million and increased by $1.3 million during 2007 and 2006, respectively.

        As of December 31, 2007, the portion of the valuation allowance which relates to stock option benefits is approximately $3.9 million. Pursuant to SFAS 123R, the stock option benefits will only be recorded to equity when they reduce taxes payable.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $830,000 at December 31, 2007. The aggregate tax savings based on the exclusion of these earnings is $80,000.

        Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). The two-step process involved us to evaluate if the income tax position will more than likely not sustain on technical merits if audited by Internal Revenue Service ("IRS"). In each of the steps, the more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information.

        As a result of our assessment, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earning on the balance sheet. As of January 1, 2007 we had $3.2 million of unrecognized tax benefits.

        We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. Our United States federal corporation income tax returns beginning with the 2003 tax year remain subject to examination by the IRS. Our California corporation income tax returns beginning with the 2002 tax year (plus any amended tax returns) remain subject to examination by the California Franchise Tax Board. The statutes of limitation in other state jurisdictions remain open in general from 2003 through 2007. The major foreign jurisdictions remain open for examination in general for tax years 2002 through 2007.

        Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months. We have unrecognized tax benefits of $3.9 million at December 31, 2007. Of this total, if recognized, $3.2 million will reduce the Company's annual effective tax rate.

        The following table summarizes the activity related to our unrecognized tax benefits:

As of December 31, 2007
(in thousands)
Balance at January 1, 2007	$3,200
Increases related to current year tax positions	666
Expiration of the statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2007	$3,866

Note 9. Net Income Per Share

        Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Net Income Per Share (Continued)

awards. Diluted net income per share includes the impact of options to purchase common stock, if dilutive and potential dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units and awards, using the treasury stock method.

        The following table presents the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2007	2006	2005
(in thousands, except per share data)
Net income	$13,092	$3,175	$6,554

Basic weighted-average shares:
Weighted-average shares used in computing basic net income per share	26,684	26,902	26,480

Basic net income per common share	$0.49	$0.12	$0.25

Diluted weighted average shares:
Basic shares (per above)	26,684	26,902	26,480
Add: Effect of dilutive stock options	929	891	1,510
Effect of dilutive restricted stock units	2	—	—
Weighted-average shares used in computing diluted net income per share	27,615	27,793	27,990

Diluted net income per common share	$0.47	$0.11	$0.23

        We have excluded weighted average outstanding stock options, which aggregated 2,723,779, 3,287,717 and 2,142,923 shares from the calculation of diluted weighted average shares for 2007, 2006 and 2005, respectively, because such options were antidilutive.

Note 10. Shareholders' Equity

  Common Stock

        We reserved shares of common stock for issuance as of December 31, 2007 as follows:

As of December 31, 2007
(in millions)
Stock Options:
Options outstanding	6.6
Reserved for future grants	4.4
Employee stock purchase plan	0.7

11.7

  2000 Employee Stock Purchase Plan

        In 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 666,666 shares of our common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Shareholders' Equity (Continued)

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

        During 2007, 2006 and 2005 we issued 258,621, 280,455 and 334,320 shares, respectively, of our common stock under the Purchase Plan.

  Stock Options

        As described below, we have two stock option plans (collectively, the "Option Plans") under which incentive stock options and/or non-qualified options may be granted to our employees, consultants and directors. Options are granted under the Option Plans at prices not less than the fair value on the date of the grant. Stock options to new employees generally vest and become exercisable in the amount of 25% of the total number of shares after one year and on a ratable basis over the subsequent 36 months. The options generally expire in ten years. However, in the case of incentive stock options granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of any class of our stock, the term of the option is five years from the date of grant and the per share exercise price is 110% of the fair market value on the date of grant.

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

        In March 2007, our Board of Directors approved our amendment and restatement of the 2000 Plan, which was approved by our Shareholders in May 2007, permits the award of restricted stock, restricted stock units, stock appreciation rights, and performance shares.

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

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Shareholders' Equity (Continued)

        Stock options activity for the three years ended December 31, 2007 is discussed in Note 5.

        The following table summarizes information about all stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90 - $3.75	759,851	2.7	$2.79	759,851	$2.79
$3.77 - $4.90	988,702	6.25	$4.82	832,589	$4.81
$4.95 - $5.30	758,700	5.47	$5.13	671,181	$5.12
$5.31 - $5.70	994,827	7.54	$5.55	469,160	$5.53
$5.72 - $6.23	684,257	5.67	$5.93	521,818	$5.96
$6.24 - $6.51	668,052	6.31	$6.41	403,620	$6.43
$6.52 - $7.76	672,460	7.48	$6.80	259,140	$7.03
$7.85 - $10.90	696,928	3.67	$9.30	660,957	$9.33
$11.00 - $17.07	315,717	3.06	$12.82	315,717	$12.82
$18.06 - $18.06	12,000	3.16	$18.06	12,000	$18.06

$0.90 - $18.06	6,551,494	5.69	$6.10	4,906,033	$6.14

Note 11. Commitments and Contingencies

  Operating lease

        We lease our corporate facility in Sunnyvale, California and lease a number of sales or development offices in various states as well as in certain other countries. Our current corporate facility lease in Sunnyvale, California, was renewed for six additional years and will expired in 2013. Additionally, a number of our other leases contain various renewal options. We also have operating leases for computers and office equipment and we have purchase commitments primarily related to software and telephone services.

        Rent expense was $2.8 million for 2007, and $2.7 million for 2006 and 2005, respectively.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Commitments and Contingencies (Continued)

  Future Payments

        Our future minimum payments are as follows:

Years	Operating Leases	Purchase Commitments*	Total
(in thousands)
2008	$2,688	$750	$3,438
2009	2,249	20	2,269
2010	1,893	—	1,893
2011	1,909	—	1,909
2012	1,929	—	1,929
Thereafter	961	—	961

Total minimum payments required	$11,629	$770	$12,399

*
Purchase obligations primarily relating to marketing and sales activities, exclude agreements that are cancelable without penalty.

  Contingent Consideration

        The acquisition includes $5.4 million of contingent consideration currently held as restricted cash, which is payable in two equal increments, at the end of 13 and 25 months from June 1, 2007, subject to the achievement of certain revenue targets from the sale of HAPS systems. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill. This cash appears on our consolidated balance sheet as restricted cash.

  Legal Proceedings

        From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

SYNPLICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Industry and Geographic Segment Information

        The following table presents sales to external customers and long-lived assets by geographic areas:

	Years Ended December 31,
	2007	2006	2005
(in thousands)
Total revenue:
North America	$42,075	$34,761	$35,515
Japan	7,992	9,931	10,615
Europe, Middle East	12,010	10,565	10,528
Rest of Asia	9,089	7,286	5,277

	$71,166	$62,543	$61,935

Long-lived assets (at period end):
North America	$2,059	$1,903	$2,106
Japan	88	66	90
Europe, Middle East	291	90	104
Rest of Asia	768	413	363

	$3,206	$2,472	$2,663

        Revenue by geographic area and long-lives assets are based on the location of the customer.

Note 13. Deferred Compensation Plan

        We have an Executive Nonqualified Excess Plan which provides an opportunity for selected participants to save for retirement in excess of qualified retirement plan limitations by deferring compensation on a pre-tax basis. Eligible participants are limited to highly compensated employees and officers, and the total number of participants shall not exceed 10% of the total number of our employees. A participant may defer up to 100% of his or her annual income on a pre-tax basis. As of December 31, 2007, the invested amounts under the Deferred Plan were $328,000 and were recorded as other assets in our consolidated balance sheets. As of December 31, 2007, we recorded $351,000 as other liabilities to recognized undistributed deferred compensation due to eligible participants.

Note 14. Employee Benefit Plan

        We have a 401(k) Plan in which all United States employees who are age 21 or over are eligible to participate. Participants may defer up to 15% of their gross salary into the 401(k) Plan, subject to certain 401(k) Plan restrictions. We provide matching contributions, which we expense, of 50% of the first 4% contributed by the participants up to a maximum of $1,500 per employee per year, which vests 25% per year over a 4-year period and record an expense for our company matched portion. 401(k) expenses were $226,000, $187,000 and $148,000 for 2007, 2006 and 2005, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Amounts (Written Off), Net of Recoveries	Balance at End of Period
(in thousands)
Allowance for Doubtful Accounts as of December 31:
2007	$128	$79	$(28)	$179
2006	$128	$31	$(31)	$128
2005	$113	$15	$—	$128
Valuation Allowance for Deferred Tax Assets as of December 31:
2007	$13,743	$(9,859)	$—	$3,884
2006	$12,477	$1,266	$—	$13,743
2005 (Revised)	$13,611	$(1,134)	$—	$12,477

INDEX TO EXHIBITS

3.1.1	Articles of Incorporation of the Registrant(1)
3.2.1	Amended and Restated Bylaws of the Registrant(19)
4.1	Specimen Common Stock Certificate(1)
4.2	Amended and Restated Registration Rights Agreement dated March 31, 2000 by and among the Registrant and certain shareholders of the Registrant(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)**
10.2	Amended and Restated 1995 Stock Option Plan(1)**
10.2.1	Form of Option Agreement under the 1995 Stock Option Plan(1)**
10.3.2	Amended and Restated 2000 Stock Option Plan(19)**
10.3.1	Form of Option Agreement under the 2000 Stock Option Plan(1)**
10.4	2000 Director Option Plan(1)**
10.4.2	Amended and Restated 2000 Director Option Plan(19)**
10.5	2000 Employee Stock Purchase Plan(1)**
10.5.1	Form of Subscription Agreement under the 2000 Employee Stock Purchase Plan(1)**
10.14	Distributor Agreement dated April 1, 1999 between Registrant and Insight Enterprises Inc.(1)*
10.14.1	Addendum 4 to Distributor Agreement dated April 1, 1999 between Registrant and Insight Electronics, Inc.(2)
10.22	Distribution Agreement dated April 1, 1999 between Registrant and Wyle Electronics(1)*
10.22.1	Addendum 3 to Distributor Agreement dated April 1, 1999 between Registrant and Wyle Electronics(2)
10.25	Lease dated June 26, 2002 between Registrant and Andover Mills Realty Limited Partnership for the 100 Brickstone Square, Fifth Floor, Andover, MA office(3)
10.26.1	Lease dated July 1, 2007 between Registrant and Sunnyvale Business Park Limited Partnership for the 600 West California Avenue, Sunnyvale, CA office(19)
10.29	Lease dated June 9, 2003 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(5)
10.29.1	Lease dated October 23, 2006 between Registrant and USAA Stratum Executive Center Joint Venture for the 11044 Research Boulevard, Building D, Austin, Texas office(18)
10.31.1	Lease dated January 10, 2006 between Registrant and Arun H. Desai for the 11th Floor, Unit Number 1111 East Wing, Raheja Towers, Mahatma Ghandi Road, Bangalore, India sales office(17)
10.32	Lease dated February 19, 2004 between Registrant and Tebo Development Company for the 1900 13th Street, Suite 101, Boulder, Colorado office(6)
10.35.1	Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004 between Registrant and Gary Meyers(8)**
10.35.3	Letter of Promotion dated September 28, 2004 between Registrant and Gary Meyers(9)**
10.37.1	Lease dated December 24, 2007 between Registrant and Weston Holding Co., L.L.C. for the 3720 SW 141st Avenue, Beaverton, Oregon office(19)
10.38	Sub-Lease dated May 7, 2004 between Registrant and Fujitsu Microelectronics Europe, Gmbh for the Stuchbery Stone, 1 Park Street, Maidenhead, United Kingdom office(7)
10.39	Offer Letter dated September 28, 2004 between Registrant and Andrew Haines(9)**

10.41.3	Variable Incentive Pay Plan amended through January 30, 2008(22)*,**
10.42	Letter of Promotion dated May 12, 2005 between Registrant and Andrew Dauman(12)**
10.42.1	Change of Control Option Acceleration Agreement dated August 31, 2004 between Registrant and Andrew Dauman(12)**
10.43	Lease dates May 20, 2005 between Registrant and Transwestern Great Lakes, for the 3030 Warrenville Road, Lisle, Illinois office(13)
10.44	Offer Letter dated September 26, 2005 between Registrant and John Hanlon(15)**
10.45.1	Lease dated September 1, 2007 between Registrant and Ankara Teknoloji Gelistirme Bölgesi Kurucu ve Isletici Anonim Sirketi for Cyberplaza Blok 3 floor Bilkent, Turkey office(20)
10.46	Letter of Promotion dated January 13, 2006 between Registrant and James Lovas(16)**
10.47	Lease dated November 6, 2006 between Registrant and Chiltern House Business Centre Limited for the Suite 1C at Chiltern House Business Centre, 45 Station road, Henley-on-Thames, Oxfordshire, RG9 1AT, United Kingdom office(18)
10.48	Lease between Registrant and Information Technology Park Ltd. for the Unit 1 & Unit 2 Seven Floor, Navigator Building, International Tech Park, Bangalore, India development office(18)
10.49.1	Officer Bonus Plan(21)**
10.50	Stock Purchase Agreement dated June 1, 2007 between the Registrant and HARDI Electronics AB(19)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 55)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)
Filed as an exhibit to our 8-K filed January 31, 2006.

(17)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(18)
Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(19)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(20)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(21)
Filed as an exhibit to our 8-K filed January 24, 2008.

(22)
Filed as an exhibit to our 8-K filed February 5, 2008.