Form 10-K/A
period 2007-12-31
SYNPLICITY INC
filed 2008-04-04
CIK 1027362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31545

SYNPLICITY, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0368779 (I.R.S. Employer Identification Number)
600 West California Avenue, Sunnyvale, California 94086
(408) 215-6000 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on June 29, 2007 as reported on the Nasdaq Global Market, was $110,727,834. Shares of Common Stock held by each executive officer and director and by each shareholder who owns 5% or more of the outstanding Common Stock have been excluded in that such shareholders may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         As of February 29, 2008, the registrant had outstanding 26,463,921 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SYNPLICITY, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Synplicity, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 17, 2008 (the "Original Filing"). The Company is re-filing Part III to include information required by Items 10, 11, 12, 13 and 14. Accordingly, reference to the Company's Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

        Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 though 14 are true or complete as of any date subsequent to the Original Filing.

        "Synplicity," "we," "us" or "the Company" refers to Synplicity, Inc.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

        The following table sets forth the name and age of our directors as of March 31, 2008, the principal occupation of each and the period during which each has served as a director of Synplicity. Information as to the stock ownership of each of the Synplicity directors and all of the Synplicity current executive officers as a group is set forth below under "Security Ownership of Certain Beneficial Owners and Management."

Name	Principal Occupation	Age	Director Since
Prabhu Goel	Prabhu Goel has served as chairman of IPNI, a wholly owned subsidiary of Tech Mahindra, an information technology services and solutions company, since February 2007. From October 1998 to January 2007, Dr. Goel served as chairman of iPolicy Networks, Inc., a network security products company, whose assets were acquired by Tech Mahindra in January 2007. From October 1998 to December 2004, Dr. Goel also served as chief executive officer of iPolicy. From April 2001 to June 2006, Dr. Goel served as chairman and chief executive officer of Tharas Systems, Inc., an electronic design automation company recently acquired by Eve Inc. Dr. Goel holds Masters of Science and Doctorate degrees in Electrical Engineering from Carnegie Mellon University.	59	1996
Kenneth S. McElvain	Kenneth S. McElvain, one of Synplicity's co-founders, has served as Synplicity's chief technology officer, vice president and director since its inception. Mr. McElvain also served as president from inception to January 1996, and chief executive officer from January 1996 to July 1997. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.	48	1994
Gary Meyers
	Gary Meyers has served as Synplicity's president and chief executive officer since October 2004, and as president and chief operating officer between August 2004 and October 2004. Mr. Meyers became a director in January 2005. Mr. Meyers served as Synplicity's vice president of worldwide sales from November 1999 to August 2004, vice president of north american sales from January 1999 to November 1999, and western area sales manager from January 1998 to January 1999. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.	43	2005

Dennis Segers
	Dennis Segers has served as chief executive officer of Tabula, Inc., a privately held fabless semiconductor company since May 2006. From January 2006 to May 2006, Mr. Segers was an entrepreneur in residence at Benchmark Capital Partners, an early stage venture capital firm. From September 2001 to January 2006, Mr. Segers served as chief executive officer and president of Matrix Semiconductor, Inc., a fabless semiconductor company, and served on Matrix's board of directors from February 1999 to January 2006, when Matrix was acquired by SanDisk Corporation. Mr. Segers holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University.	55	2002
Thomas Weatherford
	Thomas Weatherford has been a consultant and private investor since January 2003. From 1997 to December 2002, Mr. Weatherford served as executive vice president and chief financial officer of Business Objects, S.A., a provider of business intelligence software. He currently serves on the boards of directors of Tesco Corporation, a global provider of technology-based solutions to the upstream energy industry, SMART Modular Technologies (WWH), Inc., an independent designer, manufacturer and supplier of value added systems to original equipment manufacturers, Advanced Analogic Technologies, Inc., a provider of power management semiconductor products for the communications, computing, and consumer portable and personal electronics, Mellanox Technologies, a supplier of semiconductor-based products that facilitate data transmission between servers, communications infrastructure equipment and storage systems, and InfoUSA, Inc., a provider of business and consumer databases for sales leads and mailing lists. Mr. Weatherford holds a Bachelor of Business Administration degree from the University of Houston.	61	2003
Paul Weiskopf	Paul Weiskopf has served as vice president of corporate development of Adobe Systems Incorporated, a software development company, since March 2005. From November 2000 to March 2005, Mr. Weiskopf served as vice president, strategy and corporate development for Hewlett Packard Company, a manufacturer of computers and computer peripherals equipment. Mr. Weiskopf holds a Bachelor of Arts degree in International Political Economy and a Masters of Business Administration degree from the University of California at Berkeley.	41	2007

Alisa Yaffa	Alisa Yaffa, one of Synplicity's co-founders, has served as chairwoman of the board of directors, vice president of intellectual property and secretary since March 1997, October 1998 and inception, respectively. Ms. Yaffa also served as Synplicity's chief executive officer from inception to January 1996 and president from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as Synplicity's chief financial officer. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from the University of California at Berkeley.	44	1994

        Kenneth S. McElvain and Alisa Yaffa are married. Other than this family relationship, there are no family relationships between any directors or executive officers of Synplicity, Inc.

Executive Officers

        The following table sets forth the name and age of our executive officers as of March 31, 2008, the principal occupation of each and the period during which each has served as an employee of Synplicity. Information as to the stock ownership of each of the Synplicity directors and all of the Synplicity current executive officers as a group is set forth below under "Security Ownership of Certain Beneficial Owners and Management."

Name	Principal Occupation	Age	Present Position Since
Gary Meyers	Gary Meyers has served as Synplicity's president and chief executive officer since October 2004, and as president and chief operating officer between August 2004 and October 2004. Mr. Meyers became a director in January 2005. Mr. Meyers served as Synplicity's vice president of worldwide sales from November 1999 to August 2004, vice president of north american sales from January 1999 to November 1999, and western area sales manager from January 1998 to January 1999. Mr. Meyers holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Masters of Business Administration degree from the University of California at Los Angeles.	43	2004
Kenneth S. McElvain	Kenneth S. McElvain, one of Synplicity's co-founders, has served as Synplicity's chief technology officer, vice president and director since its inception. Mr. McElvain also served as president from 1994 to January 1996, and chief executive officer from January 1996 to July 1997. Mr. McElvain holds a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Computer Science from Washington State University.	48	1994

Alisa Yaffa	Alisa Yaffa, one of Synplicity's co-founders, has served as chairwoman of the board of directors, vice president of intellectual property and secretary since March 1997, October 1998 and inception, respectively. Ms. Yaffa also served as Synplicity's chief executive officer from inception to January 1996 and president from January 1996 to July 1997. From inception to October 1998, Ms. Yaffa served as Synplicity's chief financial officer. Ms. Yaffa holds a Bachelor of Arts degree in Applied Mathematics and Computer Science from the University of California at Berkeley.	44	1994
John J. Hanlon
	John J. Hanlon joined Synplicity as senior vice president and chief financial officer in October 2005. Mr. Hanlon served as executive vice president and chief financial officer at Accelrys, Inc./Pharmacopeia, Inc. from June 2002 to January 2005. From August 2000 to March 2002, Mr. Hanlon was chief financial officer at DCTI. From September 1988 to May 2000, Mr. Hanlon was senior vice president and chief financial officer, at Personic Software. Previously, Mr. Hanlon was senior vice president, chief financial officer and treasurer, at MDL Information Systems for 10 years and also spent 9 years in public accounting at Coopers & Lybrand, LLP. Mr. Hanlon holds a Bachelor of Science degree in Accounting from California State University, Hayward, and is a Certified Public Accountant.	60	2005
Andrew Dauman
	Andrew Dauman was promoted to senior vice president of worldwide engineering, in September 2005. In this role Mr. Dauman oversees our global engineering team to ensure continuous quality improvements. Mr. Dauman joined Synplicity in August 1994 as our third employee and served as vice president, worldwide engineering between May 2005 and September 2005. Mr. Dauman also held various positions from CAE manger to vice president of corporate applications engineering from June 1996 to May 2005. Prior to joining Synplicity, Mr. Dauman was a member of the AutoLogic ASIC synthesis team at Mentor Graphics Corporation. Before Mentor Graphics, Mr. Dauman worked as a CPU designer at Prime Computer, Inc. and Raytheon Company. Mr. Dauman holds a Bachelor of Science degree in Electrical Engineering from Boston University.	46	2005

Andrew Haines
	Andrew Haines was promoted to senior vice president of marketing in September 2005. Mr. Haines re-joined Synplicity as vice president of marketing in September 2004. Mr. Haines served as vice president of operations of Catalytic Inc. from January 2004 to September 2004 and senior vice President of marketing of ARC International from October 2002 to October 2003. Mr. Haines originally joined us in November 1996 as our vice president of marketing and remained in that capacity until September 2002, when he departed to pursue interests in the semiconductor intellectual property industry. Before joining Synplicity in 1996, Mr. Haines was president and founder of Page Mill Marketing. Mr. Haines holds a Bachelor of Science in Physics from the University of Wisconsin.	58	2005
James Lovas
	James Lovas joined Synplicity in 1999 and has served as vice president, worldwide sales since January 2006. In this role, Mr. Lovas' responsibilities include managing our worldwide sales team, pursuing our worldwide sales objective, continuing our successful penetration into the ASIC verification and DSP markets, and expanding our leading market share position in FPGA synthesis. Mr. Lovas also held various positions from senior account manager to vice president North American sales from January 1999 to October 2004. Prior to joining Synplicity, Mr. Lovas was the eastern area director at Summit Design, and also held senior sales and AE manager positions at Zycad Corporation. Mr. Lovas began his career as an ASIC designer at ITT Avionics. Mr. Lovas holds a BSEE from the New Jersey Institute of Technology, where he graduated Summa Cum Laude, and an MSCS from the Steven's Institute of Technology.	47	2006

Board and Committee Meetings

        The Synplicity board of directors held 12 meetings during 2007. During 2007, the board of directors had standing audit, compensation, nominating and corporate governance, and stock option committees. The Synplicity board of directors has determined that Messrs. Goel, Segers, Weatherford and Weiskopf are "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Act, and that each member of the audit committee, compensation committee, and nominating and corporate governance committee meets the independence standards of Rule 4200(a)(15) of the Nasdaq Stock Market. Synplicity does not have a policy with respect to director attendance at annual meetings. Three of the Synplicity directors attended the 2007 annual meeting of shareholders. All of the directors with the exception of Prabhu Goel attended at least 75% of the meetings of the board of directors and any applicable committee.

Committee	Date of Inception	Members During 2007	Committee Functions	Meetings Held in 2007
Audit	2000	Dennis Segers Scott J. Stallard* Thomas Weatherford Paul Weiskopf	Reviews internal accounting procedures Appoints independent registered public accounting firm Reviews results of independent audit Determines investment policy and oversees its implementation	Six
Compensation	2000	Prabhu Goel Scott J. Stallard* Thomas Weatherford Paul Weiskopf	Administers Synplicity's stock plans Determines compensation of executive officers and directors Reviews general policies relating to compensation and benefits	Six**
Nominating and Corporate Governance	2002	Prabhu Goel Dennis Segers Scott J. Stallard* Paul Weiskopf	Recommends nomination of board members Assists with succession planning for executive management positions Recommends governance guidelines	Three
Stock Option	2001	Kenneth S. McElvain Gary Meyers Alisa Yaffa	Reviews and grants stock options under the 2000 Stock Option Plan to new and existing non-executive employees	Eleven***

*
Mr. Stallard resigned from the audit, compensation and nominating and corporate governance committees and from the board of directors in August 2007. Mr. Weiskopf has served on the board of directors and the audit, and nominating and corporate governance committees of the board of directors since July 2007. He has also served on the compensation committee of the board of directors since October 2007.

**
The compensation committee also acted by unanimous written consent once in 2007.

***
The stock option committee also acted by unanimous written consent twice in 2007.

Audit Committee

        The Synplicity board of directors adopted a written charter for the audit committee in September 2000, which was last amended in March 2007. The audit committee currently consists of Messrs. Segers, Weatherford and Weiskopf. The Synplicity board of directors has determined that Mr. Weatherford, the chairman of the audit committee, is an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission. A copy of the charter for the audit committee is available at http://investor.synplicity.com/governance/charters.cfm.

Compensation Committee

        The Synplicity board of directors adopted a written charter for the compensation committee in September 2000, which was last amended in March 2007. The compensation committee currently consists of Messrs. Goel, Weatherford and Weiskopf. None of the current members of the compensation committee is an employee of Synplicity. A copy of the charter for the compensation committee is available at http://investor.synplicity.com/governance/charters.cfm.

Nominating and Corporate Governance Committee

        The Synplicity board of directors formed a nominating committee and adopted a written charter in December 2002. The board of directors renamed the nominating committee to become the nominating and corporate governance committee and adopted the revised written charter in March 2007. The nominating and corporate governance committee currently consists of Messrs. Goel, Segers and Weiskopf. None of the current members of the nominating and corporate governance committee is an employee of Synplicity. A copy of the charter for the nominating and corporate governance committee is available at http://investor.synplicity.com/governance/charters.cfm.

Strategic Transactions Committee

        The board of directors formed the strategic transactions committee on January 6, 2008. The committee is not a standing committee of the board of directors and does not have a formal charter. The strategic transactions committee was established to review and evaluate proposed strategic transactions involving Synplicity and to make recommendations to the board of directors. The strategic transactions committee currently consists of Messrs. Meyers and Weiskopf and Ms. Yaffa. In 2008, the strategic transactions committee met eight times.

Policy for Director Recommendations and Nominations

        The nominating and corporate governance committee considers candidates for board membership suggested by members of the board of directors, management and shareholders. It is the policy of the nominating and corporate governance committee to consider recommendations for candidates to the board of directors from shareholders who hold not less than 1% of the outstanding shares of Synplicity and have held such common stock continuously for at least 12 months prior to the date of the submission of the recommendation. The nominating and corporate governance committee will consider persons recommended by the shareholders in the same manner as a nominee recommended by the board of directors, individual board members or management.

        In addition, shareholders may nominate a person directly for election to the board of directors at an annual meeting of shareholders provided such shareholders provide information to all Synplicity shareholders about the nominee that meets the requirements set forth in Synplicity's bylaws and the rules and regulations of the Securities and Exchange Commission related to shareholder proposals.

        Where the nominating and corporate governance committee has either identified a prospective nominee or determines that an additional or replacement director is required, the nominating and corporate governance committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, the board or management. In its evaluation of director candidates, including the members of the board of directors eligible for re-election, the nominating and corporate governance committee considers a number of factors, including the following:

  •
  the current size and composition of the board of directors and the needs of the board of directors and the respective committees of the board; and

  •
  factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest.

        The nominating and corporate governance committee has also specified the following minimum qualifications that it believes must be met by a nominee for a position on the board:

  •
  the highest personal and professional ethics and integrity;

  •
  proven achievement and competence in the nominee's field and the ability to exercise sound business judgment;

  •
  complementary skills to those of the existing board members;

  •
  the ability to assist and support management and make significant contributions to Synplicity's success; and

  •
  an understanding of the fiduciary responsibilities that is required of a member of the board and the commitment of time and energy necessary to diligently carry out those responsibilities.

        In connection with its evaluation, the nominating and corporate governance committee determines whether it will interview potential nominees. After completing the evaluation and review, the nominating and corporate governance committee approves the nominees for election to the board of directors.

Code of Ethics

        The board of directors has adopted a Code of Ethics that is applicable to all Synplicity senior executive and principal financial officers subject to Section 16 of the Exchange Act of 1934, as amended, or the 1934 Act. A copy of the Code of Ethics is available at http://investor.synplicity.com/governance/ethics.cfm. The board of directors has also adopted a Code of Business Conduct and Ethics that is applicable to all Synplicity employees, officers and directors and to certain of its agents, contractors and consultants. A copy of the Code of Business Conduct and Ethics is available at http://investor.synplicity.com/governance/conduct.cfm. These codes are intended to deter wrongdoing and promote ethical conduct by Synplicity directors, officers, employees, agents, consultants and contractors.

Compensation Committee Interlocks and Insider Participation

        The compensation committee is responsible for determining salaries, incentives and other forms of compensation for executive officers and recommendations for other employees, as appropriate. Mr. Meyers, Synplicity's president and chief executive officer, makes presentations and recommendations regarding salaries and incentives for executive officers other than himself but does not participate in any deliberations regarding salaries and incentive compensation for Synplicity officers. No interlocking relationship exists between any member of the compensation committee and any other member of the board of directors or compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the 1934 Act requires Synplicity's officers and directors, and persons who own more than 10% of a registered class of Synplicity's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish Synplicity with copies of all Section 16(a) forms they file. Based solely on Synplicity's review of the copies of such forms that it has received, or written representations from reporting persons, Synplicity believes that during 2007, all executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

        The audit committee, which currently consists of Messrs. Segers, Weatherford and Weiskopf, evaluates audit performance, manages relations with our independent registered public accounting firm and evaluates policies and procedures relating to internal accounting functions and controls. The board of directors adopted a written charter for the audit committee in September 2000 and most recently amended it in March 2007, which details the responsibilities of the audit committee. This report relates to the activities undertaken by the audit committee in fulfilling such responsibilities.

        The audit committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent registered public accounting firm. The audit committee oversees Synplicity's financial reporting process on behalf of the board of directors. Synplicity's management has the primary responsibility for the financial statements and reporting process, including Synplicity's systems of internal controls over financial reporting. In fulfilling its oversight responsibilities, the audit committee reviewed with management the audited financial statements included in Synplicity's Annual Report on Form 10-K for the year ended December 31, 2007. This review included a discussion of the quality and the acceptability of Synplicity's financial reporting and controls, including the clarity of disclosures in the financial statements. The audit committee has also discussed with management and Synplicity's independent registered public accounting firm the effectiveness of Synplicity's internal controls over financial reporting as of December 31, 2007.

        The audit committee also reviewed with Synplicity's independent registered public accounting firm, who is responsible for expressing an opinion on the conformity of Synplicity's audited financial statements with generally accepted accounting principles, its judgments as to the quality and the acceptability of Synplicity's financial reporting and such other matters required to be discussed with the audit committee under generally accepted auditing standards in the United States including Statement on Auditing Standards No. 61, as amended. The audit committee further discussed with Synplicity's independent registered public accounting firm the overall scope and plans for its audits. The audit committee meets periodically with the independent registered public accounting firm, with and without management present, to discuss the results of the independent registered public accounting firm's examinations and evaluations of Synplicity's internal controls, and the overall quality of Synplicity's financial reporting.

        The Sarbanes-Oxley Act of 2002 and the auditor independence rules of the Securities and Exchange Commission require all issuers obtain pre-approval from their respective audit committees in order for their independent registered public accounting firms to provide professional services without impairing independence. As such, the audit committee has a policy and has established procedures by which it pre-approves all audit and other permitted professional services to be provided by Synplicity's independent registered public accounting firm. From time to time, Synplicity may desire additional permitted professional services for which specific pre-approval is obtained from the audit committee before provision of such services commences. The audit committee has considered and determined that the provision of the services other than audit services referenced above is compatible with maintenance of the auditors' independence.

        In reliance on the reviews and discussions referred to above, the audit committee recommended to the board of directors and the board has approved that the audited financial statements and disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" be included in the Annual Report on Form 10-K for the year ended December 31, 2007 and be filed with the Securities and Exchange Commission.

Respectfully submitted by: THE AUDIT COMMITTEE
Dennis Segers Thomas Weatherford Paul Weiskopf

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The compensation committee is responsible for discharging the responsibilities of the board with respect to compensation of Synplicity's executive officers. The compensation committee sets performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation. All decisions with respect to executive and director compensation are approved by the compensation committee. The compensation committee also provides guidance with respect to general compensation goals and philosophies for non-executive employees.

        The compensation committee is responsible for administering all of Synplicity's equity-based plans. The board, however, has authorized the stock option committee to grant individual stock awards to non-executive employees in accordance with its guidelines. The compensation committee also periodically reviews compensation and equity-based plans and makes its recommendations to the board with respect to these areas.

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2007 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in the proxy statement for the year ended December 31, 2007 for filing with the SEC.

Respectfully submitted by: THE COMPENSATION COMMITTEE
Prabhu Goel Thomas Weatherford Paul Weiskopf

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        The compensation committee of our board of directors is responsible for establishing, implementing and monitoring adherence with our compensation philosophy. The committee seeks to ensure that the total compensation paid to the executive officers is fair and reasonable. Currently, we have seven executive officers. Details of our 2007 compensation for our chief executive officer, chief financial officer and the three other most highly compensated executive officers, which we refer to as the named executive officers, can be found in the Summary Compensation Table on page 26 of this Annual Report on Form 10-K/A. The types of compensation and benefits provided to our named executive officers are similar to those provided to our other executive officers and employees.

        This section describes our compensation program for our executive officers. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our shareholders, and we explain how executive compensation is determined.

        In 2007, our compensation committee held six meetings and acted by written consent once. Gary Meyers, our chief executive officer, was never present when his compensation or performance was discussed. Typically, the compensation committee conducts its review of the annual compensation of our executive officers starting in January of each year. However, as of the filing of this Annual Report on Form 10-K/A, the 2008 annual review for Mr. Meyers had not been completed.

Compensation Philosophy and Design

        Synplicity's executive compensation program is designed to align the interests of its executives with the interests of its shareholders by creating a performance-oriented environment that rewards performance related to Synplicity's goals. Synplicity's executive compensation program is also designed to attract and retain qualified executives in the highly competitive high technology marketplace in which Synplicity competes. In this regard, the levels and types of executive compensation that constitute Synplicity's executive compensation packages, which are established by the compensation committee, are designed to be consistent with those available to executives at other companies in our industry. In particular:

  •
  We base our compensation on the level of job responsibility, individual performance, and company performance. As an executive progresses to higher levels in the organization, an increasing proportion of his or her pay is linked to company performance through variable pay programs and stock option awards.

  •
  We reflect in our compensation programs the market compensation of the job in similarly situated companies in our industry. To attract and retain highly skilled executives, we must remain competitive with the compensation package of other high technology employers who compete with us for talent.

  •
  We develop and administer our compensation programs to foster the long-term executive retention required for success in our industry.

        Our executive compensation programs consist of both annual and long-term components, which are considered together in assessing whether the program is attaining its designed objectives. Synplicity has allocated these compensation components in a manner that the compensation committee believes supports and enhances Synplicity's long-term success and profitability. This balanced approach uses the short-term and long-term incentives increasingly at higher levels of responsibility where individuals have the greatest influence on Synplicity's strategic direction and results over time. Under Synplicity's plans, individual and company performance above targeted objectives result in increased total compensation, while performance below targeted objectives result in decreased total compensation.

        In 2005, the compensation committee recommended and the board approved the adoption of a variable incentive pay plan ("VIPP") to base a portion of employee compensation (for both executives and non-executives) on achievement of specific company goals which include quarterly revenue targets, operating income targets and other specific company objectives. In January 2008 the VIPP was amended. The terms of the VIPP are more fully discussed below.

        In 2007, the compensation committee recommended and the board of directors approved the adoption of a bonus plan (the "Officer Bonus Plan") to provide cash bonus rewards to certain executive officers for their contributions to the Company's success based on the chief executive officer's judgment.

        During 2007, the compensation committee did not engage outside consultants to review the Company's compensation plans or arrangements. However, to assist the compensation committee in its review of executive compensation, the chief executive officer reviewed compensation data compiled from proxy statements from companies selected as a "peer group" for executive compensation analysis purposes, and used this data in his recommendations to the compensation committee. The peer group consists of technology companies generally considered comparable to Synplicity in size and relative performance, with an emphasis on electronic design automation software and semiconductor companies. The annual revenues of the companies in the peer group ranged from $32 million to $144 million. We believe these companies accurately reflect the business and labor market in which Synplicity competes although our compensation committee may elect to add or remove companies in future determinations.

Objectives of Our Compensation Program for Executive Officers

        The fundamental objective of our executive compensation and benefits program is to maximize shareholder value over time. The following principles guide our compensation decisions:

  •
  We seek to maintain compensation programs across our employee population that are fair, objective and consistent.

  •
  We seek to directly and substantially link compensation to corporate and individual performance.

  •
  We seek to link long-term shareholder and executive interests through the grant of equity awards to our executive officers.

        In determining each executive officer's compensation, our compensation committee reviews our corporate financial performance and financial condition and assesses the performance of the individual executive officers. Our compensation committee also considers the chief executive officer's recommendations on compensation for other executive officers and consults with the board of directors.

Composition of Our Compensation Committee

        Our compensation committee is appointed by our board, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the "Code", "non-employee directors" for purposes of Rule 16b-3 under the 1934 Act, and independent directors under the rules of the NASDAQ Global Market. Our compensation committee is comprised of Prabhu Goel, Dennis Segers and Paul Weiskopf and is chaired by Mr. Goel. Our compensation committee reviews and makes recommendations to our board and, subject to the approval of our board, is responsible for establishing the executive compensation packages offered to our named executive officers and all of our other executive officers.

Role of Executive Officers in Compensation Decisions

        In determining each executive officer's compensation, the compensation committee reviews our operating results and financial condition and assesses the performance of each executive officer. The compensation committee also receives from our chief executive officer a performance review of each executive officer, including his recommendations on compensation for the other executive officers. In its deliberations on executive compensation, other than with respect to the chief executive officer, our compensation committee takes into consideration the conclusions reached by the chief executive officer and his recommendations based on these performance reviews, including his recommendations with respect to salary adjustments and annual award amounts. The compensation committee exercises its discretion in modifying or accepting any recommended adjustments or awards for each executive officer. The compensation committee also reviews the chief executive officer's performance and confers with the full board. The compensation committee then makes all final compensation decisions for executive officers and approves any equity incentive awards to all of our executive officers.

Elements of Executive Compensation

        Our compensation program consists of the following elements:

  •
  near-term compensation paid in cash, consisting of base salary, performance-based VIPP payouts, and with respect to certain officers, cash bonuses;

  •
  long-term compensation awarded in equity, consisting of equity-based incentives such as stock options;

  •
  benefits; and

  •
  with respect to certain officers, change of control protection.

Allocation of Compensation Among Principal Elements

        Our compensation committee determines which elements to use, determines the allocation among the various elements and sets the levels of executive compensation. The committee reviews information and makes executive compensation decisions on an annual basis, typically starting in January for the year then commencing. From time to time, off-cycle changes are made to an individual executive officer's compensation as the result of an increase in job responsibility or for purposes of retention.

        In determining the compensation of our executive officers in 2007, the compensation committee considered Synplicity's corporate financial performance and financial condition, the assessment of each individual executive officer's performance by Mr. Meyers, overall contribution of individual executives to Synplicity, Synplicity's achievement of VIPP goals and the committee's desire to keep annual cash compensation percentage increases (without considering the effect of promotions) generally in line with the compensation of the general employee base. The compensation committee also reviewed the chief executive officer's performance, including the considerations described in the preceding sentence, and conferred with the full board other than Mr. Meyers. In setting executive compensation, the compensation committee uses its discretion in determining the nature and extent of its use of each analytic tool in making a subjective final compensation decision for all of our executive officers.

        Based on its review, the compensation committee believes that compensation paid to Synplicity's executive officers, including its chief executive officer, is generally consistent with amounts paid to officers with similar responsibilities at similarly situated technology companies. However, this comparison is just a point of reference for measurement but not the determinative factor for our executive officers' compensation. The purpose of the comparison is not to supplant the analysis of internal pay equity, achievement of VIPP targets and the individual performance and contributions of the executive officers that the compensation committee considers when making compensation decisions.

The compensation committee believes that competition for qualified management and technical personnel in Synplicity's industry is intense, and the compensation committee expects such competition to remain intense for the foreseeable future. As a result, in order to ensure access to qualified personnel, the compensation committee believes that it will continue to be necessary to provide compensation packages that are at least competitive with, and in certain instances superior to, compensation paid by other similarly situated technology companies.

        Synplicity's executive compensation program consists of three principal elements: base salary, cash incentives through the VIPP and long-term incentives in the form of stock options. Synplicity also provides other benefits to its executives such as a deferred compensation plan and change in control arrangements. The executives are also eligible to participate in the Synplicity employee stock purchase plan. Synplicity's philosophy is to position the aggregate of these elements of compensation at a level that is commensurate with Synplicity's size and performance relative to other comparable technology companies.

        More specific detail of the elements of executive compensation is set forth below:

Elements of Compensation

Base Salaries

        The compensation committee reviews base salary levels for the chief executive officer and other executive officers of Synplicity annually. As discussed previously, Synplicity seeks to provide cash compensation to its executive officers, including base salary and variable pay, at levels that are commensurate with cash compensation of executives with comparable responsibility at similarly situated technology companies. Annual increases in base salary and annual increases in the percentage of variable pay at target of each of Synplicity's executive officers are determined on an individual basis by the compensation committee.

        Every year, the compensation committee considers executive compensation as part of its performance review process. The compensation committee does not apply specific formulas to determine increases to the base salaries of our named executive officers including the chief executive officer. In its deliberations on executive compensation, other than with respect to the chief executive officer, our compensation committee takes into consideration the recommendations of the chief executive officer with respect to salary adjustments.

        In 2007, the compensation committee increased the annual base salary of all our executive officers by approximately 4%, which was consistent with non-executive increases, with the exception of Mr. Lovas' 2007 increase, which was larger due to his promotion to vice president of worldwide sales. Modest variations were factored into making certain adjustments based on certain individual's performance, overall contribution of each executive to Synplicity, and individual contributions to Synplicity's achievement of VIPP goals.

Variable Incentive Pay Plan

        In February 2005, Synplicity adopted the VIPP, which became effective in April 2005, and ties a portion of an executive officer's total compensation to the financial performance of Synplicity and the achievement of specific quarterly revenue targets, quarterly operating income targets and other company-wide and functional area goals. In addition to Synplicity's executive officers, all non-commissioned, U.S. and Swedish full time and U.S. and Swedish part time exempt employees are included as participants in the VIPP. All participants in the VIPP, whether they are executive officers or non executives, are subject to the same VIPP goals. Mr. Lovas does not participate in the VIPP because he is compensated pursuant to a sales commission plan. Mr. Lovas' commission plan is determined annually by Mr. Meyers and approved by the compensation committee.

        The VIPP is administered by the board of directors. Goals for quarterly revenue and quarterly operating income targets on a non-generally acceptable accounting principles ("non-GAAP") basis are determined by the board of directors at the beginning of each year and generally do not change throughout the year. Nonetheless, the board of directors reserves the right to change the revenue and operating income targets for future quarters, if, in its sole discretion, market forces warrant the changes. Our other objectives, which include other company-wide and functional area goals, are reviewed and determined quarterly by the board of directors with input from the chief executive officer. All VIPP goals are communicated to plan participants at regular quarterly employee meetings. The board of directors determines whether the various goals are achieved and calculates the resulting quarterly payouts, with input from the chief executive officer. The VIPP specifies the portion of an individual's total compensation that is subject to the VIPP, with the variable pay percentages corresponding to individual job categories, however, for the chief executive officer and each of the other executive officers, the compensation committee determines the portion of the officer's total compensation that is subject to the VIPP when it approves the officer's annual compensation.

        New employees participate in the VIPP from the date of their employment and are eligible to receive a pro rata share of the plan payout amount in their first quarter of employment. All participants in the VIPP must be active U.S. or Swedish employees on the last day of a calendar quarter in order to be eligible for a potential VIPP payout for that quarter as payments are considered earned on the last day of each quarter.

        For the first quarter of 2007, the variable percentage target table (showing the target percentage of the executive officers' total compensation that was variable under the VIPP, assuming a 100% payout percentage) was as follows (other than Mr. Lovas who does not participate as he is a commissioned employee):

Job Category	Variable %
CEO	30.233%
Sr. VP/VP	18%

        For the second, third and fourth quarters of 2007, the variable percentage target table (showing the target percentage of the executive officers' total compensation that was variable under the VIPP, assuming a 100% payout percentage) was as follows:

Job Category	Variable %
CEO	33.555%
Sr. VP/VP	20%

        The VIPP payout formula for determining the payout percentage is as follows:

Plan Payout % = Revenue Achievement × 40% + Operating Income Achievement × 40%
+ Company Objective Achievement × 20%

        This formula "weights" revenue and operating income achievement equally at 40% each (or a total of 80%) when calculating the payout, and "weights" the other company objectives at 20% when calculating payout. Revenue Achievement and Operating Income Achievement each range between 0% and 200%. The Company Objective Achievements can range from 80%–120%. The Plan Payout % therefore computes to a range between 16% and 184% per quarter. For a more detailed explanation, this description should be read in conjunction with the VIPP, as amended, which was filed as Exhibit 10.41.3 to our Current Report on Form 8-K, and filed with the Securities and Exchange Commission on February 5, 2008.

        Revenue Achievement and Operating Income Achievement—At the beginning of each year, the board of directors determines VIPP quarterly revenue targets and quarterly operating income targets. These metrics are not necessarily the same as other internal goals or external financial guidance given on financial conference calls. The actual revenue and operating income numbers for the quarter which are used in computing the determination of achievement of the financial targets are taken from the Company's financial statements, with actual operating income on a non-GAAP basis.

        In January 2007, the board of directors set the 2007 quarterly VIPP financial targets for Synplicity as follows:

        2007 VIPP revenue targets on a non-GAAP basis:

  Q1 = $14,600,000
  Q2 = $16,000,000
  Q3 = $16,900,000
  Q4 = $18,000,000

        2007 VIPP operating income targets on a non-GAAP basis:

  Q1 = $1,173,000
  Q2 = $1,659,000
  Q3 = $2,724,000
  Q4 = $3,558,000

        In July 2007, as a result of our acquisition of HARDI Electronics A.B. in June 2007, the board of directors increased the Q3 and Q4 VIPP financial targets in July 2007 for Synplicity as follows:

        Updated 2007 VIPP revenue targets on a non-GAAP basis:

  Q3 = $19,900,000
  Q4 = $22,000,000

        Updated 2007 VIPP operating income targets on a non-GAAP basis:

  Q3 = $3,469,000
  Q4 = $4,690,000

        The overall VIPP payout earned for 2007 was $1,643,954 or 75.9%, of which $231,076 was earned by our named executive officers. For the first three quarters of 2007, payouts earned under the VIPP were 100.8%, 100% and 81.5% respectively, of the targeted amount and included $214,086 paid to the named executive officers. In January 2008, the board of directors determined the fourth quarter 2007 VIPP payout at $128,261 or 21.3%, including $16,990, which was paid to the named executive officers.

        The larger bonus of $131,616 shown for Mr. Lovas, vice president of worldwide sales, in the Summary Compensation Table on page 26 of this Annual Report on Form 10-K/A, was attributable to his having achieved 95.65% of his 2007 bookings target and 33.50% of his other bonus/incentive targets pursuant to his sales commission plan.

  Changes to VIPP in 2008

        Effective as of April 1, 2008, 20% of each executive officer's total target compensation will continue to be subject to the VIPP, in accordance with the numbers stipulated in the VIPP document. Mr. Meyers' April 1 change has not yet been determined and Mr. Lovas does not participate in the VIPP because he is compensated pursuant to a sales commission plan.

        In January 2008, the board of directors amended the VIPP, which became effective January 1, 2008. One of the significant amendments to the plan included adding 100% payout ranges around the revenue and operating income financial targets. If the actual revenue or operating income is within the specified range around the target, the Revenue Achievement or Operating Achievement numbers, respectively, used in the plan payout formula compute to 100%. If the actual revenue or operating income achieved is above or below the specified range around the target, the achievement calculation computes to greater than 100% or less than 100%, as applicable. These specified ranges around the target (plus or minus) used by the board of directors to calculate the quarterly VIPP financial targets are known as the "Revenue Range Percentage" and "Operating Income Range Percentage." Additional details can be found in the VIPP, as amended, which was filed as Exhibit 10.41.3 to our Current Report on Form 8-K, and filed with the Securities and Exchange Commission on February 5, 2008.

        In January 2008, the board of directors set the 2008 quarterly VIPP financial targets for Synplicity, as a stand-alone entity, as follows:

        2008 VIPP revenue targets on a non-GAAP basis:

  Q1 = $18,000,000
  Q2 = $19,344,000
  Q3 = $21,453,000
  Q4 = $22,603,000

        2008 VIPP operating income targets on a non-GAAP basis:

  Q1 = $1,350,000
  Q2 = $1,669,000
  Q3 = $3,938,000
  Q4 = $3,825,000

        The board of directors set the 2008 Revenue Range Percentage at 2% and the Operating Income Range Percentage at 5%.

Officer Bonus Plan

        On April 20, 2007, we adopted a formal cash bonus plan for our executive officers known as the "Officer Bonus Plan," which is administered by our compensation committee. For purposes of determining the size of the bonuses, our compensation committee established a $25,000 annual bonus pool (or a quarterly $6,250 bonus pool) to be used by our chief executive officer to reward certain executive officers based on his subjective judgment of their contribution to our success. This plan is separate from and unrelated to the VIPP and provides the chief executive officer more flexibility than the VIPP in rewarding individual contribution.

        Each quarter the chief executive officer determines, in his sole discretion, the quarterly bonus payout relating to the most recently completed quarter. Then, he determines how the quarterly bonus payout shall be allocated amongst participants. He can allocate the quarterly bonus payout in any amounts amongst the participants, including allocating all or none to a single participant, provided that the total aggregate amount of all cash bonuses for a quarter is not greater than $6,250.

        In 2007, the compensation committee determined that the participants for the April 1, 2007 through March 31, 2008 plan year would be Andrew Dauman, Andrew Haines, John Hanlon and Kenneth McElvain. In 2007, the amounts paid out to these participants under the Officer Bonus Plan were as follows:

Andrew Dauman	$2,500
Andy Haines	$3,250
John Hanlon	$2,250
Kenneth McElvain	$4,500

Total	$12,500

        The Officer Bonus Plan may be terminated by the compensation committee in the event of a merger, the sale of substantially all of our assets or if we acquired another entity; provided, however, that such termination shall be conditioned upon the compensation committee, after consulting in good faith with our senior management, providing for a replacement plan which offers benefits or compensation comparable to the benefits or compensation that otherwise would potentially have been earned under the Officer Bonus Plan (as determined in the sole discretion of the compensation committee) had such merger, sale or acquisition not occurred.

        In January 2008, the compensation committee amended the Officer Bonus Plan to establish a $32,000 annual bonus pool. The participants remain the same as in 2007. No amounts have been paid under the Officer Bonus Plan in 2008 through the date of the filing of this Annual Report on Form 10-K/A.

HARDI Integration Bonus

        In January 2008, the compensation committee determined that we would pay an integration bonus to our employees to reward them for the successful integration of the Hardi Electronics team after its acquisition. The overall bonus amount paid was $298,300, which included $58,800 paid to the named executive officers.

Long-Term Incentives

        Synplicity provides its executives, including the chief executive officer, long-term incentives through the grant of stock options under its 2000 Stock Plan. Stock options are granted to executive officers in conjunction with each executive officer's commencement of employment with Synplicity, upon promotion to executive officer, and generally during our annual stock review and grant process. Stock options granted to executives upon commencement of employment vest 25% after 12 months, and monthly thereafter in equal installments over three years. Stock options that are granted to executives upon promotion or during the annual stock review and grant process vest in 48 equal monthly installments over a four year period. All stock options under the 2000 Stock Plan are granted at an exercise price equaling 100% of fair market value at the grant date and have a ten-year term.

        During the annual stock review and grant process, an executive officer may receive a stock option grant based on several factors. When determining the number of stock options to be awarded to an executive officer, the committee considers (i) the executive's current contribution to Synplicity's performance including contribution to Synplicity's achievement of VIPP goals, (ii) the executive's anticipated contribution in meeting Synplicity's long-term strategic performance goals, (iii) the specific recommendations of Synplicity's chief executive officer, with respect to executives other than himself, (iv) potential stock dilution and other related shareholder concerns, (v) the retention value of the executive's outstanding stock options and (vi) the relative size of the option grants made to an individual executive as compared to all executives and non-executive employees. Individual considerations, such as the executive's current and anticipated contributions to Synplicity's performance, may be more subjective and less measurable by financial results at the corporate level. In this respect, the committee exercises significant judgment in measuring the contribution or anticipated contribution to Synplicity's performance. The compensation committee has chosen stock options as a key compensation element because any increase in value of a stock option is dependent upon an increase in the price of Synplicity's common stock and, therefore this portion of the executives' compensation is directly aligned with an increase in shareholder value.

        In 2007, the compensation committee reviewed the stock option grant recommendations presented by the chief executive officer, which were with respect to executives other than himself, and in August 2007, considering factors discussed in the preceding paragraph, made a subjective determination granting stock options based on its understanding of the market, the individuals, the retention value of stock options, and with the goal of providing competitive compensation to each named executive officer, as set forth below:

	Option Awards
Name of Executive Officer	Number of Shares Granted (#)	Per Share Exercise Price ($)
Gary Meyers	90,000	$6.52
Andrew Dauman	40,000	6.52
John J. Hanlon	15,000	6.52
Andrew Haines	29,000	6.52
James Lovas	20,000	6.52

        When determining the larger stock option grant issued to Mr. Meyers, the committee heavily weighted the fact that Mr. Meyers' option grant received upon promotion to chief executive officer of Synplicity in 2004 was mostly vested and provided only modest retention benefit.

        All of Synplicity's grants of stock options to executive officers, employees and directors have exercise prices equal to the fair market value of the underlying shares of common stock on the date of grant as determined by the closing price of Synplicity's common stock on the NASDAQ Global Market on the date of grant. Effective January 1, 2006, Synplicity adopted SFAS 123R, "Share-Based Payments," which requires Synplicity to recognize expense related to the fair value of stock-based awards. SFAS 123R replaces FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees, except for equity instruments held by employee share ownership plans. We elected the modified prospective transition accounting method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for 2007 and 2006 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R and compensation expense for all stock-based compensation awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Deferred Compensation Plan

        In August 2006, the board of directors adopted a non-qualified executive deferred compensation plan in which executive officers may participate. An executive officer may defer up to 100% of the officer's pre-tax earnings. Synplicity does not provide any matching contributions for the amounts the executive elects to defer. Amounts invested in the deferred compensation plan are general liabilities of Synplicity. The executives participating may invest the amounts deferred in a variety of mutual funds. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service.

Benefits

        We provide the following benefits to our executive officers generally on the same basis as the benefits provided to all of our U.S. employees:

  •
  health, vision and dental insurance;

  •
  life insurance;

  •
  health club reimbursements

  •
  short and long-term disability; and

  •
  401(k).

        We do not provide our executives or other employees with defined benefit retirement plans. We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees. We provide our vice president of worldwide sales with a car allowance.

Employment and Change in Control Arrangements

        All of our employees including our executive officers are at will employees. However, a merger or acquisition may be in the best interests of our shareholders and the merger may adversely affect the continued employment of certain executive officers. Accordingly, under our equity-based compensation plans and certain agreements, the chief executive officer and the other named executive officers are entitled to acceleration of vesting of stock options, payments and benefits upon the occurrence of specified events including termination of employment after a change of control of the Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of the 2007 year-end, are described in detail in this Annual Report on Form 10-K/A in the section captioned "Potential Payments upon Termination, Death, Disability or Change of Control."

Accounting and Tax Considerations

        Section 162(m) of the Code generally denies a deduction to any publicly held corporation for compensation paid in a taxable year to its chief executive officer and four other most highly compensated officers to the extent that the officer's compensation (other than qualified performance-based compensation) exceeds $1 million. In designing our compensation programs, we did not take into consideration the accounting and tax effect that each element will or may have on our executive officers and other employees as a group.

EXECUTIVE COMPENSATION

        The following table presents information concerning the total compensation of Synplicity's chief executive officer, chief financial officer and the three other most highly compensated officers during 2007 (the "named executive officers") for services rendered to Synplicity in all capacities for 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Gary Meyers President, Chief Executive Officer and Director	2007 2006	$300,000 300,000	— —		— —	$226,530 63,125	$109,571 99,912		— —	$18,859 14,940	$654,960 477,977
John J. Hanlon Senior Vice President and Chief Financial Officer	2007 2006	232,534 228,882	$2,250 20,000	(3)	— —	37,755 25,250	42,304 41,470		— —	18,859 15,339	333,702 330,941
Andrew Dauman Senior Vice President of Worldwide Engineering	2007 2006	217,612 214,563	2,500 —		— —	100,680 37,875	39,589 36,602		— —	14,047 10,127	374,428 299,167
Andrew Haines Senior Vice President of Marketing	2007 2006	217,737 215,717	3,250 —		— —	72,993 37,875	39,612 36,804		— —	18,859 13,839	352,451 304,235
James Lovas Vice President of Worldwide Sales	2007 2006	196,560 213,853	— —		— —	50,340 310,120	131,616 155,735	(4) (5)	— —	25,316 20,933	403,832 675,788

(1)
Represents amounts paid under the VIPP.

(2)
Represent premiums for health, dental and life insurance paid, as well as 401(k) contributions and health club reimbursements by Synplicity.

(3)
Represents a signing bonus paid to Mr. Hanlon after six months of employment.

(4)
Represents sales commissions paid to Mr. Lovas during 2007.

(5)
Represents sales commissions paid to Mr. Lovas during 2006.

Outstanding Equity Awards at December 31, 2007

        The following table presents certain information concerning the grant of stock awards to each of the named executive officers during 2007, including the value of the stock awards. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options outstanding as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary Meyers	79,166 7,083 5,666 83,332 33,333 3,712 5,000 30,000 35,000 40,000 333,334 833	(1) (2) (3) (1) (3) (4) (5) (6) (1) (1) (1) (7)	20,834 17,917 — — — — — — — — 66,666 89,167	—	$5.30 5.48 2.93 3.75 5.40 9.00 6.25 4.58 4.58 5.31 4.89 6.52	10/04/2014 07/21/2016 11/30/2009 12/31/2009 02/18/2010 01/22/2012 02/14/2012 06/28/2012 06/28/2012 06/24/2013 08/30/2014 08/20/2017	—	—	—	—
John J. Hanlon	108,333 2,833 833	(8) (9) (10)	91,667 7,167 14,167	—	$6.32 5.48 6.52	10/19/2015 07/21/2016 08/20/2017	—	—	—	—
Andrew Dauman	33,333 16,666 21,333 13,333 30,000 4,430 25,000 44,000 25,000 21,354 39,583 5,383 4,250 833	(3) (3) (1) (3) (3) (4) (11) (12) (1) (1) (13) (14) (15) (16)	— — — — — — — — — 3,646 40,417 8,917 10,750 39,167		$0.90 2.25 3.75 5.10 10.45 9.00 4.58 4.58 5.31 4.89 5.96 5.75 5.48 6.52	01/30/2008 07/30/2009 12/31/2009 01/31/2010 09/05/2010 01/22/2012 06/25/2012 06/28/2012 0624/2013 08/30/2014 05/18/2015 07/19/2015 07/21/2016 08/20/2017
Andrew Haines	118,750 7,367 5,250 833	(8) (9) (17) (18)	31,250 23,133 9,750 28,167	—	$5.30 5.75 5.48 6.52	10/04/2014 07/19/2015 07/21/2016 08/20/2017	—	—	—	—

James Lovas	1,000 6,000 2,700 2,258 300 1,200 12,500 1,000 2,300 700 3,500 12,813 31,667 1,125 28,750 5,667 833	(19) (20) (21) (4) (1) (22) (1) (23) (1) (24) (1) (1) (1) (25) (1) (26) (27)	— — — — — — — — — — — 2,187 8,333 8,875 31,250 14,333 19,167	$2.25 11.00 6.48 9.00 5.04 5.04 5.01 3.43 3.43 3.43 5.91 4.90 5.16 5.75 8.69 5.48 6.52	05/28/2009 09/29/2010 08/29/2011 01/22/2012 07/16/2012 07/16/2012 08/30/2012 04/04/2013 04/04/2013 04/04/2013 07/31/2013 09/10/2014 09/30/2014 07/19/2015 01/09/2016 07/21/2016 08/20/2017	—	—	—	—

(1)
Represents an option in which 1/48th of the shares underlying the option become vested and exercisable each month after the vesting commencement date defined in the option agreement.

(2)
Represents an option in which 5,000 shares become vested and exercisable beginning July 1, 2006 on a monthly basis (12 months); an additional 5,000 shares become vested and exercisable beginning July 1, 2007 on a monthly basis (12 months); an additional 6,000 shares become vested and exercisable beginning July 1, 2008 on a monthly basis (12 months); and the remaining 9,000 shares become vested and exercisable beginning, July 1, 2009 on a monthly basis (12 months).

(3)
Represents an option in which 20% of the shares underlying the option become vested and exercisable one year after the date of grant, 20% of the shares underlying the option become vested and exercisable two years after the date of grant on a monthly basis, 25% of the shares underlying the option become vested and exercisable three years after the date of grant on a monthly basis and 35% of the shares underlying the option become vested and exercisable four years after the date of grant on a monthly basis.

(4)
Represents an option in which 25% of the shares underlying the option became vested and exercisable on March 31, 2002; 25% of the shares underlying the option became vested and exercisable on June 30, 2002; 25% of the shares underlying the option became vested and exercisable on September 30, 2002; and 25% of the shares underlying the option became vested and exercisable on December 31, 2002.

(5)
Represents an option in which 1/12th of the shares underlying the option become vested and exercisable each month after the vesting commencement date set forth in the option agreement.

(6)
Represents an option in which 10,000 shares became vested and exercisable beginning June 28, 2004 on a monthly basis (12 months); an additional 10,000 shares became vested and exercisable beginning June 28, 2005 on a monthly basis (12 months); and the remaining 10,000 shares became vested and exercisable beginning, June 28, 2006 on a monthly basis (12 months).

(7)
Represents an option in which 1/12th of 2,000 shares vest on a monthly basis beginning August 20, 2007; 1/12th of 33,000 shares vested on a monthly basis beginning August 20, 2008; 1/12th of 34,000 shares vest on a monthly basis beginning August 20, 2009 and 1/12 of 21,000 shares vest on a monthly beginning August 20, 2010.

(8)
Represents an option in which 1/4th of the shares underlying the option become vested and exercisable one year after the vesting commencement date set forth in the option agreement and 1/48th of the shares underlying the option become exercisable each month thereafter.

(9)
Represents an option in which 2,000 shares became vested and exercisable beginning July 1, 2006 on a monthly basis (12 months); an additional 2,000 shares become vested and exercisable beginning July 1, 2007 on a monthly basis (12 months); an additional 2,000 shares become vested and exercisable beginning July 1, 2008 on a monthly basis (12 months); and the remaining 4,000 shares become vested and exercisable beginning, July 1, 2009 on a monthly basis (12 months).

(10)
Represents an option in which 1/12th of 2,000 shares vest on a monthly basis beginning August 20, 2007; 1/12th of 1,000 shares vested on a monthly basis beginning August 20, 2008; 1/12th of 1,000 shares vest on a monthly basis beginning August 20, 2009 and 1/12 of 11,000 shares vest on a monthly beginning August 20, 2010.

(11)
Represents an option in which 1/12th of 5,000 shares vest on a monthly basis beginning June 28, 2005; 1/12th of 5,000 shares vested on a monthly basis beginning June 28, 2006; 1/12th of 5,000 shares vest on a monthly basis beginning June 28, 2007 and 1/12th of 15,000 shares vest on a monthly basis beginning June 28, 2008.

(12)
Represents an option in which 1/12th of 8,000 shares vest on a monthly basis beginning June 28, 2002; 1/12th of 10,000 shares vested on a monthly basis beginning June 28, 2003; 1/12th of 12,000 shares vest on a monthly basis beginning on June 28, 2004; and 1/12th of 14,000 shares vest on a monthly basis beginning June 28, 2005.

(13)
Represents an option in which 1/12th of 10,000 shares vest on a monthly basis beginning May 18, 2004; 1/12th of 15,000 shares vested on a monthly basis beginning May 18, 2005; 1/12th of 25,000 shares vest on a monthly basis beginning May 18, 2006; and 1/12th of 30,000 shares vest on a monthly basis beginning May 18, 2007.

(14)
Represents an option in which 1/12th of 3,800 shares vest on a monthly basis beginning July 19, 2005; 1/12th of 3,800 shares vested on a monthly basis beginning July 19, 2007; and 1/12th of 6,700 shares vest on a monthly basis beginning July 19, 2008.

(15)
Represents an option in which 1/12th of 3,000 shares vest on a monthly basis beginning July 21, 2006; 1/12th of 3,000 shares vested on a monthly basis beginning July 21, 2007; 1/12th of 3,000 shares vest on a monthly basis beginning July 21, 2008; and 1/12th of 6,000 shares vest on a monthly basis beginning July 21, 2009.

(16)
Represents an option in which 1/12th of 2,000 shares vest on a monthly basis beginning August 20, 2007; 1/12th of 2,000 shares vested on a monthly basis beginning August 20, 2008; 1/12th of 22,000 shares vest on a monthly basis beginning August 20, 2009 and 1/12 of 14,000 shares vest on a monthly beginning August 20, 2010.

(17)
Represents an option in which 4,000 shares became vested and exercisable beginning July 1, 2006 on a monthly basis (12 months); an additional 3,000 shares become vested and exercisable beginning July 1, 2007 on a monthly basis (12 months); an additional 3,000 shares become vested and exercisable beginning July 1, 2008 on a monthly basis (12 months); and the remaining 5,000 shares become vested and exercisable beginning, July 1, 2009 on a monthly basis (12 months).

(18)
Represents an option in which 1/12th of 2,000 shares vest on a monthly basis beginning August 20, 2007; 1/12th of 2,000 shares vested on a monthly basis beginning August 20, 2008; 1/12th of 14,000 shares vest on a monthly basis beginning August 20, 2009 and 1/12 of 11,000 shares vest on a monthly beginning August 20, 2010.

(19)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: 2,000 shares vest one year from date of grant; 1/12 of 2,000 shares vest on a monthly basis in year two; 1/12 of 2,500 shares vest on a monthly basis in year three; and 1/12 of 3,500 shares vest on a monthly basis in year four.

(20)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: 1,200 shares vest one year from date of grant; 1/12 of 1,200 shares vest on a monthly basis in year two; 1/12 of 1,500 shares vest on a monthly basis in year three; and 1/12 of 2,100 shares vest on a monthly basis in year four.

(21)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: no shares vest in year one; no shares vest in year two; 1/12 of 1,000 shares vest on a monthly basis in year three; and 1/12 of 1,700 shares vest on a monthly basis in year four.

(22)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: no shares vest in year one; no shares vest in year two; no shares vest in year three; and 1/12 of 1,200 shares vest on a monthly basis in year four.

(23)
Represents an option in which 1/24th of the shares underlying the option become vested and exercisable each month after the vesting commencement date defined in the option agreement and as set forth herein.

(24)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: no shares vest in year one; no shares vest in year two; no shares vest in year three; and 1/12 of 700 shares vest on a monthly basis in year four.

(25)
Represents an option in which shares underlying the option become vested and exercisable after the vesting commencement date as follows: no shares vest in year one; 1/12 of 500 shares vest on a monthly basis in year two; 1/12 of 1,500 shares vest on a monthly basis in year three; and 1/12 of 8,000 shares vest on a monthly basis in year four.

(26)
Represents an option in which 4,000 shares became vested and exercisable beginning July 1, 2006 on a monthly basis (12 months); an additional 4,000 shares become vested and exercisable beginning July 1, 2007 on a monthly basis (12 months); an additional 5,000 shares become vested and exercisable beginning July 1, 2008 on a monthly basis (12 months); and the remaining 7,000 shares become vested and exercisable beginning, July 1, 2009 on a monthly basis (12 months).

(27)
Represents an option in which 1/12th of 2,000 shares vest on a monthly basis beginning August 20, 2007; 1/12th of 8,000 shares vested on a monthly basis beginning August 20, 2008; 1/12th of 5,000 shares vest on a monthly basis beginning August 20, 2009 and 1/12 of 5,000 shares vest on a monthly beginning August 20, 2010.

Option Exercises and Stock Vested at December 31, 2007

        The following table presents certain information concerning the exercise of options by each of the named executive officers during 2007, including the value of gains on exercise and the value of the stock awards. In addition, the table includes the number of shares covered by exercisable stock options outstanding as of December 31, 2007.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gary Meyers	47,000	$328,890	—	—
Andrew Dauman	—	—	—	—
John J. Hanlon	—	—	—	—
Andrew Haines	—	—	—	—
James Lovas	—	—	—	—

Nonqualified Deferred Compensation

        The following table discloses contributions, earnings, withdrawals and balances under non-qualified defined contribution and other deferred compensation plans for each named executive officer for 2007.

Name	Executive Contributions in 2007($)	Registrant Contributions in 2007($)	Aggregate Earnings in 2007($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2007($)
Gary Meyers	$50,752	—	$3,616	—	$58,058
Andrew Dauman	—	—	—	—	—
John J. Hanlon	—	—	—	—	—
Andrew Haines	—	—	—	—	—
James Lovas	50,041	—	3,030	—	53,071

Potential Payments upon Termination, Death, Disability or Change of Control

        The tables below reflect the amount of compensation to each of the named executive officers of Synplicity in the event of termination of such executive's employment. The amount of compensation payable to each named executive officer upon voluntary termination (including retirement), involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive's separation from Synplicity.

Payments Made upon Termination

        Regardless of the manner in which a named executive officer's employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

  •
  Accrued but unpaid wages

  •
  Non-equity incentive compensation earned during the fiscal year, including any earned sales commissions, bonuses or VIPP payments;

  •
  Upon exercise of outstanding and vested options, shares awarded under the Synplicity 2000 Stock Plan;

  •
  Amounts contributed to the Synplicity Employee Stock Purchase Plan;

  •
  Unused vacation pay

  •
  Reimbursement of accrued expenses

Payments Made upon Death or Disability

        In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings "Payments Made upon Termination" above, the named executive officer will receive benefits under the Synplicity disability plan or payments under the Synplicity life insurance plan, as appropriate.

Payments Made upon Termination or Constructive Termination after a Change of Control

        Synplicity has entered into Change of Control Option Acceleration Agreements with each of the named executive officers. Pursuant to these agreements, if an executive officer's employment is terminated without cause or constructively terminated without cause (as defined therein) within 12 months following a change of control, in addition to the benefits listed under the caption "Payments Made upon Termination" above, all stock options held by such named executive officer will automatically vest and become exercisable. In addition, Mr. Meyers will receive a cash severance payment in the amount of $175,000 (pursuant to his Amended and Restated Change of Control Option Acceleration Agreement dated September 20, 2004) or the sum of six months base salary and six months of incentive at target paid at 100%, which ever is greater (pursuant to the VIPP).

        In July 2004, the Synplicity board of directors adopted the Employee Retention Plan, which was amended in December 2004. On March 20, 2008, the date on which we entered into a definitive and binding merger agreement with Synopsys, Inc., the Employee Retention Plan automatically became effective pursuant to the terms of the plan. Pursuant to the terms of the Employee Retention Plan (which also applies to regular, full-time U.S. non executive employees in good standing), if a named executive officer's employment is terminated without cause or constructively terminated without cause (as defined therein) within 12 months following the closing of the merger with Synopsys, Inc., in addition to the benefits listed under the heading "Payments Made upon Termination" above and any that may be forthcoming due to such executive officer's Change of Control Option Acceleration Agreement, the executive officers will be entitled to the following:

  •
  Messrs. Dauman and Haines will each receive a cash severance payment in the amount of up to six months of base salary and up to six months of VIPP at target paid at 100%, and certain paid medical and dental benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for up to six months, due to their length of service.

  •
  Mr. Lovas will receive a cash severance payment in the amount of up to six months of base salary and up to six months of annual sales commission and annual bonus opportunity at target paid at 50%, and certain paid medical and dental benefits under COBRA for six months, due to his length of service.

  •
  Mr. Hanlon will receive a cash severance payment in the amount of up to 5.4 months of base salary and up to 5.4 months of VIPP at target paid at 100%, and certain paid medical and dental benefits under COBRA for up to 5.4 months. The length of time used to calculate the cash severance and health benefit under the Employee Retention Plan for Mr. Hanlon depends on his length of service at the time of the termination or constructive termination, as further described in the Employee Retention Plan.

  •
  Mr. Meyers will receive a cash severance payment in the amount of up to six months of base salary and up to six months of VIPP at target paid at 100%, and certain paid medical and dental benefits under COBRA for six months, due to his length of service. Any cash severance payment paid to Mr. Meyers under his change of control option acceleration agreement will be deducted from the cash severance payment due him under the Employee Retention Plan.

  •
  All named executive officers will receive outplacement assistance to help them locate other employment opportunities.

        The Change of Control Option Acceleration Agreements entered into by Synplicity with each of the named executive officers have been filed as an exhibit to Synplicity's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter in which such agreement was entered into. Generally, pursuant to the agreements, a change of control is deemed to occur:

  (i)
  upon the approval by the shareholders of a plan of complete liquidation of Synplicity or an agreement for the sale or disposition by Synplicity of all or substantially all of its assets; or

  (ii)
  upon consummation of a merger or consolidation of Synplicity as a result of which its shareholders just prior to such event have less than 50% of the voting power of the surviving entity.

  Gary Meyers

        The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for Gary Meyers, Synplicity's president and chief executive officer:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Compensation:	$20,567	$20,567	$20,567	$20,567
Long Term Incentive Compensation
Stock Options(1)	644,509	721,325	644,509	644,509
Benefits & Perquisites:
Stock Awards	—	—	—	—
ESPP(2)	5,227	5,227	5,227	5,227
401(k) Plan	166,887	166,887	166,887	166,887
Life Insurance Proceeds	—	—	—	310,000
Accidental Death Proceeds	—	—	—	310,000
Travel Death Proceeds(3)	—	—	—	—
Short Term Disability(4)	—	—	8,017	—
Long Term Disability(5)	—	—	10,000	—
Cash Severance(6)	—	229,750	—	—
COBRA(7)	—	9,080	—	—
Accrued Vacation	34,614	34,614	34,614	34,614
Deferred Compensation	58,057	58,057	58,057	58,057

TOTALS:	$929,861	$1,245,507	$947,878	$1,549,861

(1)
The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 31, 2007 of $5.80, less the exercise price of the options, multiplied by the number of unvested options.

(2)
The amount listed is the amount of employee contributions made through payroll deductions withheld as of December 31, 2007 for the purpose of purchasing shares under the Company ESPP.

(3)
Payable only if death occurs during travel for business.

(4)
Amount listed is payable monthly for a maximum of 24 weeks following termination.

(5)
Amount listed is payable monthly until age 65 following termination of short term disability benefits.

(6)
Amount listed includes outplacement services of $4,000, 6 months base salary of $150,000 and VIPP payout amount of $75,750 at 100% of target.

(7)
Amount listed is the total amount under COBRA. This amount is payable in monthly installments for 6 months following termination. Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (ii) electing continuation coverage pursuant to COBRA, within the time period prescribed pursuant to COBRA.

  John J. Hanlon

        The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for John J. Hanlon, Synplicity's senior vice president and chief financial officer:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Compensation:	$12,796	$12,796	$12,796	$12,796
Long Term Incentive Compensation
Stock Options(1)	906	3,200	906	906
Benefits & Perquisites:
Stock Awards	—	—	—	—
ESPP(2)	778	778	778	778
401(k) Plan	18,801	18,801	18,801	18,801
Life Insurance Proceeds	—	—	—	360,000
Accidental Death Proceeds	—	—	—	810,000
Travel Death Proceeds(3)	—	—	—	—
Short Term Disability(4)	—	—	8,017	—
Long Term Disability(5)	—	—	10,000	—
Cash Severance(6)	—	101,614	—	—
COBRA(7)	—	6,583	—	—
Accrued Vacation	26,927	26,927	26,927	26,927
Deferred Compensation	—	—	—	—

TOTALS:	$60,208	$170,699	$78,225	$1,230,208

(1)
The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 31, 2007 of $5.80, less the exercise price of the options, multiplied by the number of unvested options.

(2)
The amount listed is the amount of employee contributions made through payroll deductions withheld as of December 31, 2007 for the purpose of purchasing shares under the Company ESPP.

(3)
Payable only if death occurs during travel for business.

(4)
Amount listed is payable monthly for a maximum of 24 weeks following termination.

(5)
Amount listed is payable monthly until age 65 following termination of short term disability benefits.

(6)
Amount listed includes outplacement services.

(7)
Amount listed is the total amount under COBRA. This amount is payable in monthly installments for 4.35 months following termination. Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (ii) electing continuation coverage pursuant to COBRA, within the time period prescribed pursuant to COBRA.

  Andrew Dauman

        The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for Andrew Dauman, Synplicity's senior vice president of worldwide engineering:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Compensation:	$11,974	$11,974	$11,974	$11,974
Long Term Incentive Compensation
Stock Options(1)	296,384	303,588	296,384	296,384
Benefits & Perquisites:
Stock Awards	—	—	—	—
ESPP(2)	3,640	3,640	3,640	3,640
401(k) Plan	125,889	125,889	125,889	125,889
Life Insurance Proceeds	—	—	—	450,000
Accidental Death Proceeds	—	—	—	810,000
Travel Death Proceeds(3)	—	—	—	—
Short Term Disability(4)	—	—	8,017	—
Long Term Disability(5)	—	—	10,000	—
Cash Severance(6)	—	140,500	—	—
COBRA(7)	—	9,080	—	—
Accrued Vacation	24,930	24,930	24,930	24,930
Deferred Compensation	—	—	—	—

TOTALS:	$462,817	$619,601	$480,834	$1,722,817

(1)
The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 31, 2007 of $5.80, less the exercise price of the options, multiplied by the number of unvested options.

(2)
The amount listed is the amount of employee contributions made through payroll deductions withheld as of December 31, 2007 for the purpose of purchasing shares under the Company ESPP.

(3)
Payable only if death occurs during travel for business.

(4)
Amount listed is payable monthly for a maximum of 24 weeks following termination.

(5)
Amount listed is payable monthly until age 65 following termination of short term disability benefits.

(6)
Amount listed includes outplacement services

(7)
Amount listed is the total amount under COBRA. This amount is payable in monthly installments for 6 months following termination. Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (ii) electing continuation coverage pursuant to COBRA, within the time period prescribed pursuant to COBRA.

  Andrew Haines

        The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for Andrew Haines, Synplicity's senior vice president of marketing:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Compensation:	$11,981	$11,981	$11,981	$11,981
Long Term Incentive Compensation
Stock Options(1)	61,423	81,325	61,423	61,423
Benefits & Perquisites:
Stock Awards	—	—	—	—
ESPP(2)	3,642	3,642	3,642	3,642
401(k) Plan	35,906	35,906	35,906	35,906
Life Insurance Proceeds	—	—	—	310,000
Accidental Death Proceeds	—	—	—	310,000
Travel Death Proceeds(3)	—	—	—	—
Short Term Disability(4)	—	—	8,017	—
Long Term Disability(5)	—	—	10,000	—
Cash Severance(6)	—	105,908	—	—
COBRA(7)	—	7,339	—	—
Accrued Vacation	24,237	24,237	24,237	24,237
Deferred Compensation	—	—	—	—

TOTALS:	$137,189	$270,338	$155,206	$757,189

(1)
The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 31, 2007 of $5.80, less the exercise price of the options, multiplied by the number of unvested options.

(2)
The amount listed is the amount of employee contributions made through payroll deductions withheld as of December 31, 2007 for the purpose of purchasing shares under the Company ESPP.

(3)
Payable only if death occurs during travel for business.

(4)
Amount listed is payable monthly for a maximum of 24 weeks following termination.

(5)
Amount listed is payable monthly until age 65 following termination of short term disability benefits.

(6)
Amount listed includes outplacement services.

(7)
Amount listed is the total amount under COBRA. This amount is payable in monthly installments for 4.8 months following termination. Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (ii) electing continuation coverage pursuant to COBRA, within the time period prescribed pursuant to COBRA.

  James Lovas

        The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for James Lovas, Synplicity's vice president of worldwide sales:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Compensation:(1)	$53,470	$53,470	$53,470	$53,470
Long Term Incentive Compensation
Stock Options(2)	57,713	70,045	57,713	57,713
Benefits & Perquisites:
Stock Awards	—	—	—	—
ESPP(3)	5,227	5,227	5,227	5,227
401(k) Plan	175,433	175,433	175,433	175,433
Life Insurance Proceeds	—	—	—	310,000
Accidental Death Proceeds	—	—	—	310,000
Travel Death Proceeds(4)	—	—	—	—
Short Term Disability(5)	—	—	8,017	—
Long Term Disability(6)	—	—	10,000	—
Cash Severance(7)	—	146,850	—	—
COBRA(8)	—	12,689	—	—
Auto Allowance	750	750	750	750
Accrued Vacation	22,679	22,679	22,679	22,679
Deferred Compensation	53,070	53,070	53,070	53,070

TOTALS:	$368,342	$540,213	$386,359	$988,342

(1)
Amount listed includes $45,280 in commission earned.

(2)
The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 31, 2007 of $5.80, less the exercise price of the options, multiplied by the number of unvested options.

(3)
The amount listed is the amount of employee contributions made through payroll deductions withheld as of December 31, 2007 for the purpose of purchasing shares under the Company ESPP.

(4)
Payable only if death occurs during travel for business.

(5)
Amount listed is payable monthly for a maximum of 24 weeks following termination.

(6)
Amount listed is payable monthly until age 65 following termination of short term disability benefits.

(7)
Amount listed includes outplacement services of $4,000, 6 months base salary of $98,280 and a sales commission of $32,760 equivalent to one half of his 6 months target sales commission.

(8)
Amount listed is the total amount under COBRA. This amount is payable in monthly installments for 6 months following termination. Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (ii) electing continuation coverage pursuant to COBRA, within the time period prescribed pursuant to COBRA.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2007 about Synplicity common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of its board of directors under all existing equity compensation plans including the 1995 Stock Option Plan (which was terminated as to new grants in April 2000), the 2000 Stock Plan, the 2000 Employee Stock Purchase Plan and the 2000 Director Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	6,553,579	(2)	$6.14	5,153,763	(3)
Equity compensation plans not approved by shareholders	104,665	(4)	$3.75	— (5)

Total	6,658,244		$6.10	5,153,763

(1)
Synplicity is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the 2000 Employee Stock Purchase Plan for the purchase period beginning on November 1, 2007, which are not determinable until the expiration of the current purchase period on April 30, 2008. The 2000 Employee Stock Purchase Plan provides that shares of Synplicity's common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period whichever is lower. The 2000 Employee Stock Purchase Plan also provides for an automatic increase each year on January 1 equal to the lesser of 666,666 shares, 2% of the outstanding shares on such date, or a lesser amount as approved by the board of directors. In January 2008, the board of directors determined that no additional shares would be added to the 2000 Stock Plan, 2000 Director Stock Option Plan or 2000 Employee Stock Purchase Plan as of January 1, 2008.

(2)
Of these shares of common stock as of December 31, 2007, 1,182,091 shares were subject to outstanding options under the 1995 Stock Option Plan, 5,091,488 shares were subject to outstanding options under the 2000 Stock Plan and 280,000 shares were subject to outstanding options under the 2000 Director Option Plan.

(3)
Of these shares of common stock as of December 31, 2007, 4,217,808 shares remain available for future issuance under the 2000 Stock Plan, 177,187 shares remain available for future issuance under the 2000 Director Stock Option Plan and 758,768 shares remain available for future issuances under the 2000 Employee Stock Purchase Plan.

(4)
The options to purchase these shares of common stock were granted in December 1999 to eight Synplicity employees, including Messrs. Meyers and Dauman. Such options vested as to 1/48th of the shares each month with such vesting beginning on January 30, 2003 for Mr. Meyers and September 27, 2001 for Mr. Dauman. These options have a weighted average exercise price of $3.75 per share.

(5)
No securities are available for future issuance under any arrangement between Synplicity and any individual.

DIRECTOR COMPENSATION

        Directors who are not employees receive automatic option grants under Synplicity's 2000 Director Option Plan. Each new non employee director is automatically granted an option to purchase 40,000 shares of Synplicity common stock at the time he or she is first elected to the board of directors. Each non employee director receives a subsequent option grant to purchase 10,000 shares of Synplicity common stock at the first meeting of the board of directors following the annual meeting of shareholders, provided that he or she has been a member of the board of directors for at least six months as of such date. All options granted under the 2000 Director Option Plan are granted at the fair market value of Synplicity common stock as reported on the Nasdaq Global Market on the day before the date of the grant. The initial 40,000 share grants become exercisable at a rate of 1/4th of the shares one year after the date of grant and 1/48th of the shares per month thereafter. The subsequent 10,000 share grants become exercisable at the rate of 1/48th of the shares per month.

        In 2007, non employee directors of Synplicity received a cash retainer of $35,000 per year. The chairman of the audit committee received an additional retainer of $15,000 per year, and the chairman of the compensation and nominating and corporate governance committee each received a retainer of $8,000 per year. Non employee directors (other than the chairman of the audit committee) who served on the audit, compensation or nominating committee also received an additional retainer of $5,000 per year for each committee on which the director sits.

        Payment of retainers are made quarterly in arrears and are prorated for that portion of the quarter in which a director serves in the event he or she leaves the board or a committee, as the case may be.

        The following table provides information on the cash compensation and options granted to the Synplicity directors during 2007:

Name(1)	Fees Earned ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Prabhu Goel	$45,677	—	26,241	—	—	—	$71,918
Kenneth S. McElvain(4)	218,545	—		62,337			280,882
Dennis Segers	48,000	—	26,241	—	—	—	74,241
Scott J. Stallard(5)	35,429	—	26,241	—	—	—	61,670
Thomas Weatherford	55,000	—	26,241	—	—	—	81,241
Paul Weiskopf(6)	24,951	—	112,344	—	—	—	137,925
Alisa Yaffa(7)	84,151	—	—	15,325	—	—	99,476

(1)
Includes all directors except Mr. Meyers who is Synplicity's president and chief executive officer. Mr. Meyers' compensation is set forth under the caption "Executive Compensation" commencing on page 26.

(2)
Includes all fees earned for services, including board meeting fees and committee and/or chairmanship fees.

(3)
On May 21, 2007, each non-employee director (other than Mr. Weiskopf) received an option to purchase 10,000 shares of common stock in accordance with the terms of the Synplicity 2000 Director Option Plan. Such options were granted with an exercise price of $6.51 per share, which represented the fair market value of Synplicity common stock as reported on the Nasdaq Global Market on the day before the date of the grant. Such option grants become exercisable at the rate of 1/48th of the shares per month from the date of grant.

(4)
Mr. McElvain is an employee of Synplicity and does not receive additional compensation for serving on the board of directors. The information provided herein is compensation earned as an employee. Mr. McElvain is not a "named executive officer" of Synplicity as that term is defined in Item 402 of Regulation S-K.

  Consequently, his compensation is not disclosed in the Summary Compensation Table. In 2007, Mr. McElvain earned a base salary of $218,545, a bonus of $21,000 and a VIPP payout of $41,337.

(5)
Mr. Stallard resigned from the board of directors in August 2007.

(6)
Mr. Weiskopf received an option to purchase 40,000 shares of common stock in accordance with the terms of the Synplicity 2000 Director Option Plan. Such option was granted with an exercise price of $6.85 per share, which represented the fair market value of Synplicity common stock as reported on the Nasdaq Global Market on the day before the date of the grant. Such option grants become exercisable at the rate of 1/48th of the shares per month from the date of grant.

(7)
Ms. Yaffa is an employee of Synplicity and does not receive additional compensation for serving on the board of directors. The information provided herein is compensation earned as an employee. Ms. Yaffa is not a "named executive officer" of Synplicity as that term is defined in Item 402 of Regulation S-K. Consequently, her compensation is not disclosed in the Summary Compensation Table. In 2007, Ms. Yaffa earned a base salary of $84,151, and a VIPP payout of $15,325.

        The aggregate number of each non employee directors' option awards outstanding at December 31, 2007 is disclosed in the table below:

Name	Option Awards Outstanding (#)
Prabhu Goel	80,000
Kenneth S. McElvain	0
Dennis Segers	100,000
Thomas Weatherford	80,000
Paul Weiskopf	40,000
Alisa Yaffa	0

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table provides information relating to the beneficial ownership of Synplicity common stock as of March 31, 2008 by:

  •
  each shareholder known by Synplicity to own beneficially more than 5% of its common stock;

  •
  each of its executive officers named in the summary compensation table on page 26;

  •
  each of its directors; and

  •
  all of its directors and executive officers as a group.

        Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column captioned "Total Shares and Shares Underlying Exercisable Options Beneficially Owned" includes the number of shares of Synplicity common stock subject to options that are currently exercisable or will become exercisable on or before May 30, 2008, which is 60 days from the record date for the 2008 annual meeting. The number of shares subject to options that each beneficial owner has the right to acquire on or before May 30, 2008 is listed separately under the column "Number of Shares Underlying Options." These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person. Percent of beneficial ownership is based upon 26,592,655 shares of Synplicity common stock outstanding as of March 31, 2008. The address for those individuals for whom an address is not otherwise provided is c/o Synplicity, Inc., 600 West California Avenue, Sunnyvale, California 94086. Unless otherwise indicated, Synplicity believes the shareholders listed have sole voting or investment power with respect to all shares, subject to applicable community property laws.

Name and Address	Number of Outstanding Shares Beneficially Owned	Number of Shares Underlying Options Exercisable on or before May 30, 2008	Total Shares and Shares Underlying Exercisable Options Beneficially Owned	Percentage of Total Shares Beneficially Owned
J. Carlo Cannell (1) P.O. Box 3459 240 E. Deloney Ave. Jackson, WY 83001	1,700,967	—	1,700,967	6.4%
Buckingham Capital Management Incorporated(2) 750 Third Ave., Sixth Floor New York, NY 10017	1,268,834	—	1,268,834	4.76%
Andrew Dauman	44,333	267,854	312,187	1.2%
Prabhu Goel(3)	1,187,538	65,000	1,252,538	4.7%
Andrew Haines	58,516	152,076	210,592	*
John J. Hanlon	2,533	134,501	137,034	*
James Lovas	37,000	129,416	166,416	*
Kenneth S. McElvain(4)	9,594,714	—	9,594,714	36.1%
Gary Meyers	13,000	703,127	716,127	2.6%
Dennis Segers	—	85,000	85,000	*
Thomas Weatherford	—	65,000	65,000	*
Paul Weiskopf	—	—	—
Alisa Yaffa(4)	9,594,714	—	9,594,714	36.1%
All current directors and executive officers as a group (11 persons)	10,937,634	1,601,974	12,539,608	44.5%

*
Less than 1%

(1)
Reflects ownership of 1,700,967 shares of Common Stock as reported on Schedule 13D dated February 29, 2008 and filed with the Securities and Exchange Commission.

(2)
Reflects ownership of 1,268,834 shares of Common Stock as reported on Schedule 13G dated March 10, 2008 and filed with the Securities and Exchange Commission.

(3)
The beneficial ownership of Dr. Goel includes 320,874 shares held in Dr. Goel's family partnership and 866,664 shares held by Dr. Goel as custodian for his children.

(4)
Mr. McElvain and Ms. Yaffa are married and their beneficial ownership includes 9,010,648 shares of common stock held as community property; 90,000 shares held by Kenneth S. McElvain TR 2008 A. Yaffa GRAT UA 02/25/08; 90,000 shares by Alisa Yaffa TR 2008 K. McElvain GRAT UA 02/25/08; and 404,066 shares held by a family limited liability company of which Mr. McElvain and Ms. Yaffa are the managing members.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Our audit committee is responsible for the review and approval or ratification of "related-person transactions" between Synplicity and related persons. Under Securities and Exchange Commission rules, a related person is a director, officer, nominee for director, or 5% shareholder of the Company since the beginning of the last fiscal year and their immediate family members.

        In 2007, Synplicity paid Mr. Kenneth R. McElvain a total of $90,000 for certain technical software development programming services provided by him to Synplicity pursuant to a consulting agreement. Mr. Kenneth R. McElvain is the father of one of our directors, Kenneth S. McElvain, who is also our chief technology officer and vice president.

        In March 2008, the audit committee approved an increase in the 2008 consultant fees payable to Mr. Kenneth R. McElvain up to a maximum of $140,000.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

        The following table is a summary of the fees billed to Synplicity by Ernst & Young LLP for professional services for the years ended December 31, 2007 and 2006:

	Year ended December 31,
Fee Category
	2007	2006
Audit Fees	$1,161,308	$1,156,372
Audit-Related Fees	311,406	140,414
Tax Fees	60,469	39,281
All Other Fees	1,000	3,000

Total Fees	$1,534,183	$1,339,067

        Audit Fees—consist of fees billed for professional services rendered for (i) the audit of Synplicity's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, (ii) its review and testing of the effectiveness of Synplicity's internal controls over financial reporting and management's assessment of the effectiveness of the internal controls over financial reporting, and (iii) services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees—consist of fees billed for assurance and related services that are reasonably related to (i) the performance of the audit or review of the consolidated financial statements, and (ii) review and testing of the effectiveness of Synplicity's internal controls over financial reporting and management's assessment of the effectiveness of the internal controls over financial reporting, and that are not reported under "Audit Fees." In 2007 and 2006, these services included accounting consultations in connection with SEC correspondence, recent accounting pronouncements, restructuring and due diligence in connection with Synplicity's acquisition of HARDI Electronics A.B.

        Tax Fees—consist of fees billed for professional services for tax compliance, advice and planning. These services include assistance regarding international tax compliance, tax audit defense, customs and duties, mergers and acquisitions and international tax planning.

        All Other Fees—consist of fees for products and services other than the services reported above.

        Before selecting Ernst & Young LLP and prior to determining to continue Ernst & Young LLP's engagement with Synplicity in 2008, the audit committee carefully considered Ernst & Young LLP's qualifications as an independent registered public accounting firm. This included a review of the qualifications of the engagement team, the quality control procedures the firm has established, the results of the Public Company Accounting Oversight Board's most recent review of Ernst & Young LLP, as well as its reputation for integrity and competence in the fields of accounting and auditing. The audit committee's review also included matters required to be considered under the Securities and Exchange Commission's rules on auditor independence, including the nature and extent of non-audit services, to ensure that the auditors' independence will not be impaired. The audit committee pre-approves all audit and non-audit services provided by Ernst & Young LLP. All of the services provided by Ernst & Young LLP described under "Audit-Related Fees," "Tax Fees" and "All Other Fees" were pre-approved by the audit committee. The audit committee has determined that the provision of services by Ernst & Young LLP other than for audit related services is compatible with maintaining the independence of Ernst & Young LLP as Synplicity's independent registered public accounting firm.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits

Item Number	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification—Principal Executive Officer—Gary Meyers
31.2	Rule 13a-15(e) and 15d-15(e) Certification—Principal Financial Officer—John J. Hanlon
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Gary Meyers and John J. Hanlon

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNPLICITY, INC.
Date: April 4, 2008	By:	/s/ GARY MEYERS
		Name:	Gary Meyers
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)
	By:	/s/ JOHN J. HANLON
Date: April 4, 2008		Name:	John J. Hanlon
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY MEYERS Gary Meyers	Chief Executive Officer, President and Director (Principal Executive Officer)	April 4, 2008
/s/ JOHN J. HANLON John J. Hanlon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2008
/s/ KENNETH S. MCELVAIN* Kenneth S. McElvain*	Chief Technology Officer, Vice President and Director	April 4, 2008
/s/ ALISA YAFFA* Alisa Yaffa*	Chairwoman of the Board, Vice President of Intellectual Property and Secretary	April 4, 2008
/s/ PRABHU GOEL* Prabhu Goel*	Director	April 4, 2008

/s/ PAUL WEISKOPF* Paul Weiskopf*	Director	April 4, 2008
/s/ DENNIS SEGERS* Dennis Segers*	Director	April 4, 2008
/s/ THOMAS WEATHERFORD* Thomas Weatherford*	Director	April 4, 2008
*By:	/s/ JOHN J. HANLON John J. Hanlon, Attorney-in-Fact

EXHIBIT INDEX

Item Number	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification—Principal Executive Officer—Gary Meyers
31.2	Rule 13a-15(e) and 15d-15(e) Certification—Principal Financial Officer—John J. Hanlon
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Gary Meyers and John J. Hanlon

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE None.
SYNPLICITY, INC. AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE COMPENSATION
EQUITY COMPENSATION PLAN INFORMATION
DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
EXHIBIT INDEX