Form 10-Q
period 2008-03-31
SYNPLICITY INC
filed 2008-05-12
CIK 1027362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past  90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

As of May 1, 2008, the registrant had 26,963,342 shares of common stock outstanding.

SYNPLICITY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYNPLICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,590	$7,348
Short-term investments	33,679	35,643
Restricted cash	2,700	2,700
Accounts receivable, net	12,037	15,513
Inventories	3,354	1,308
Prepaid expenses	2,471	1,807
Other current assets	823	724
Short-term deferred tax assets	2,701	2,701
Total current assets	71,355	67,744
Restricted cash	2,700	2,700
Property and equipment, net	3,652	3,206
Goodwill	9,098	9,098
Intangible assets, net	9,340	10,189
Other assets	1,370	1,340
Long-term deferred tax assets	7,073	7,073
Total assets	$104,588	$101,350

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,007	$2,067
Accrued liabilities	2,733	1,715
Accrued compensation	4,926	5,258
Deferred revenue	19,061	18,616
Short-term other liabilities	99	36
Short-term deferred income taxes	922	922
Total current liabilities	31,748	28,614
Long-term other liabilities	391	427
Long-term deferred income taxes	2,137	2,317
Shareholders’ equity:
Common stock	63,011	61,320
Retained earnings	6,981	8,837
Accumulated other comprehensive income (loss)	320	(165)
Total shareholders’ equity	70,312	69,992
Total liabilities and shareholders’ equity	104,588	$101,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
License and systems	$8,115	$3,884
Maintenance	7,159	6,617
Bundled license and services	3,316	4,398
Total revenue	18,590	14,899
Cost of revenue:
Cost of license and systems	1,310	30
Cost of maintenance	501	382
Cost of bundled license and services	46	95
Amortization of intangible assets	550	248
Total cost of revenue	2,407	755
Gross profit	16,183	14,144
Operating expenses:
Research and development	6,899	5,795
Sales and marketing	7,434	6,213
General and administrative	2,332	2,059
Amortization of intangible assets	299	—
Costs related to pending acquistion	1,419	—
Total operating expenses	18,383	14,067
Income (loss) from operations	(2,200)	77
Other income, net	122	885
Income (loss) before income taxes	(2,078)	962
Income tax provision (benefit)	(222)	308
Net income (loss)	$(1,856)	$654
Net income (loss) per share:
Basic and diluted net income (loss) per share	$(0.07)	$0.02
Shares used in basic per share calculation	26,442	26,720
Shares used in diluted per share calculation	26,442	27,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income (loss)	$(1,856)	$654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	496	424
Stock based compensation	809	879
Amortization of intangible assets and capitalized software costs	864	272
Amortization of short-term investments purchased at premium/discount	(32)	(218)
Changes in operating assets and liabilities:
Accounts receivable	3,476	1,055
Inventories	(2,046)	—
Prepaid expenses	(664)	(36)
Other current assets	(99)	37
Other assets	(45)	(66)
Accounts payable	1,940	(723)
Accrued liabilities	1,017	48
Accrued compensation	(332)	(444)
Deferred revenue	445	22
Deferred income taxes	(196)	—
Other liabilities	28	37
Net cash provided by operating activities	$3,805	$1,941
Investing activities:
Purchases of property and equipment	$(942)	$(419)
Purchases of short-term investments	(10,478)	(25,169)
Proceeds from maturities of short-term investments	11,383	18,976
Proceeds from sales of short-term investments	1,220	1,113
Net cash provided by (used in) investing activities	$1,183	$(5,499)
Financing activities:
Proceeds from sale of common stock	$882	$537
Repurchases of common stock	—	(2,592)
Net cash provided by (used in) financing activities	$882	$(2,055)
Effect of exchange rate changes on cash	$372	$—
Net increase (decrease) in cash and cash equivalents	$6,242	$(5,613)
Cash and cash equivalents at beginning of period	7,348	9,237
Cash and cash equivalents at end of period	$13,590	$3,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNPLICITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Synplicity, Inc. and its wholly owned subsidiaries (“we”, “us”, or the “Company”). Intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2008 and the statements of operations for the three months ended March 31, 2008 and 2007 and the statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-2, Effective Date of FASB Statement No.157, (SFAS 157-2), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the adoption of SFAS 157 for non-financial assets, but it is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows. See Note 5 for details on our fair value measurements for financial assets.

In February 2007, the FASB issued Statement of Financial Accounting Standard No.159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008. However, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Acquisition

On March 20, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synopsys, Inc., a Delaware corporation (“Synopsys”) and St. Andrews Acquisition Corp., a California

corporation and wholly owned subsidiary of Synopsys, pursuant to which Synopsys has agreed to acquire us subject to the terms and conditions set forth in the Merger Agreement (the “Merger”) for $8.00 of cash, without interest, per share (“Price-Per Share”), or a gross amount of approximately $227 million. The Merger Agreement was unanimously approved by the Boards of Directors of both Synopsys and Synplicity.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Synplicity Common Stock will be converted into the right to receive the price per share. The closing of the deal is subject to Synplicity’s shareholders’ approval and other customary closing conditions. The Synplicity special meeting of shareholders is currently scheduled for May 14th, 2008 and the parties expect that, if shareholder approval is received, the closing will occur promptly thereafter. During the three months ended March 31, 2008, we recorded acquisition expenses of $1.4 million which consisted of legal, accounting, printing and banker’s fees, shown separately in our condensed consolidated statement of operations.

Reclassifications

In the three months ended March 31, 2007, we changed the presentation of other current assets, our shareholders’ equity and accrued compensation amounts in our consolidated balance sheet to conform to the current period presentation. Additionally, in 2007, we reclassified foreign exchange gains and losses from operating expenses to other income, net in our consolidated statements of income. Accordingly, the related amounts reported in the consolidated financial statements in the prior periods have been reclassified to conform with the current period presentation.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar, with the exception of our subsidiary in Japan and one of our subsidiaries in Sweden whose functional currencies is the Yen and the Krona (“SEK”), respectively. For our foreign subsidiaries for which the U.S. dollar is the functional currency, assets and liabilities denominated in foreign currencies are translated at the month-end exchange rates, except for non-monetary assets and liabilities such as property and equipment which are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period, except for expenses related to those balance sheet items that are translated using historical rates. Foreign exchange gains or losses resulting from these translations are included in our condensed consolidated statement of operations. For our Japanese and Swedish subsidiaries, assets and liabilities are denominated in Yen or SEK and translated at the month-end exchange rates, and equity balances are translated at historical rates. Revenue and expenses are translated at the average exchange rates for the period. Foreign exchange gains or losses resulting from these translations are included as cumulative translation adjustments in our shareholders’ equity.

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

Revenue recognition criteria

We recognize software revenue based upon the residual method, in accordance with American Institute of Certified Public Accountants “AICPA” Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. For non-software products, or HAPS systems, the company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101,

Revenue Recognition in Financial Statement (“SAB 101”) and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

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

License and systems revenue

We offer perpetual licenses for our products, whereby the customer receives the right to use the software indefinitely. The first year of maintenance, which is renewable in subsequent years, is typically sold with the perpetual license. We also offer two and three year term licenses, where the customer has rights to use the software for such periods. The first year of maintenance, which is renewable in subsequent years during the term of the agreement, is typically sold with term licenses. We also sell systems consisting of hardware and software. Perpetual license, term license and systems revenue is recognized upon delivery of the product and upon transfer of title with no right of return.

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

For larger value contracts we incorporate substantive contractual maintenance renewal rates into our agreements, at a consistent percentage of the net license fee, which establishes VSOE of fair value of maintenance for that class of arrangement per SOP 97-2. This methodology can be applied to arrangements of either perpetual or multi-year term licenses, where the first year’s maintenance is generally purchased with the term or perpetual licenses and the subsequent years are optional and can be purchased at the same percentage of the net license fee as the first year’s maintenance.

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

On occasion, we may sell time-based licenses and perpetual or term licenses or systems combined within a single arrangement. For these transactions, we generally recognize revenue from the entire transaction on a straight-line basis over the term of the longest period of maintenance, as generally we do not have VSOE of the fair value of maintenance for the time-based licenses. For such arrangements, we also defer the related systems costs of goods sold and recognize the costs ratably over the term of the longest period of the agreement.

Inventories

We record our inventory using the first-in first-out method at the lower of cost or market. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. We make adjustments to reduce the cost of inventory to its net realizable value, if required. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

In the three months ended March 31, 2008, there were no inventory write-downs for excess and obsolescence. If there was an inventory write-down related to our inventory acquired with HARDI on June 8, 2007, the write-down will be recorded against goodwill. Any future write-downs recorded one year from the date of acquisition of HARDI will be recorded in cost of revenue and would lower our gross margin. Since our HARDI acquisition, we have adjusted inventory and goodwill by $67,000.

Note 2.  Stock-Based Compensation

                Employee stock-based compensation expense was comprised of the following:

	Three Months Ended
	March 31,
	2008	2007
(in thousands)
Cost of maintenance	$28	$23
Research and development.	344	394
Sales and marketing	224	233
General and administrative.	213	229
Total stock-based compensation expense.	$809	$879

Stock Options and Employee Stock Purchase Plan:

                The fair value of stock options and shares under the employee stock purchase plan were estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007, respectively:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended March 31,				Three Months Ended March 31,
	2008		2007		2008	2007
	Officers and Directors (1)	All Other Employees	Officers and Directors (1)	All Other Employees	All Employees and Directors
Expected life (in years)	N/A	4.5	N/A	3.8	0.5-2.0	0.5-2.0
Interest rate	N/A	2.6%	N/A	4.7%	3.6%	4.8%
Volatility	N/A	0.5	N/A	0.5	0.3	0.4
Dividend yield	N/A	0.0%	N/A	0.0%	0.0%	0.0%
Weighted-average fair value at grant date	N/A	$2.54	N/A	$2.67	$1.93	$2.12

(1) No new options were granted to officers or directors in the three months ended March 31, 2008 or March 31, 2007.

Our computations of expected volatility for the three months ended March 31, 2008 and 2007 were based on our historical volatility. Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2008, $4.2 million of total unrecognized compensation expense related to stock-options was expected to be recognized over the weighted-average vesting period of 2.2 years.

Restricted Stock Awards:

Restricted stock awards vest 25% on the first anniversary of the grant date and quarterly thereafter over four years. We use the straight line attribution method for recognizing the expense associated with these grants.

Restricted stock activity as of March 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	106,750	$6.52
Granted	—
Vested	—
Forfeited or expired	(3,000)	$6.52
Outstanding at March 31, 2008	103,750	$6.52

As of March 31, 2008, 103,750 shares of restricted stock were outstanding and unvested, with an aggregate intrinsic value of $812,000 and a weighted average remaining contractual life of approximately 3.3 years. These shares are scheduled to vest through 2011.

As of March 31, 2008, $603,000 of total unrecognized compensation expense related to non-vested restricted stock awards was expected to be recognized over the weighted-average vesting period of 3.3 years.

Stock Repurchases:

In January 2008, our Board of Directors extended the stock repurchase program which authorizes the management to spend up to $10.0 million for common stock repurchases in 2008. During the three months ended March 31, 2008, we did not repurchase any shares.

Note 3.  Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income (loss) per share includes the impact of options to purchase common stock, if dilutive and potential dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units and awards, using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2008	2007
(in thousands, except per share data)
Net income (loss)	$(1,856)	$654
Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	26,442	26,720
Basic net income (loss) per common share	$(0.07)	$0.02

Diluted weighted-average shares:
Basic shares (per above)	26,442	26,720
Add: Effect of dilutive stock options	—	999
Weighted-average shares used in computing diluted net income (loss) per share	26,442	27,719
Diluted net income per common share	$(0.07)	$0.02

We have excluded weighted average outstanding stock options which aggregated 4,633,641 and 2,955,039 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, from the calculation of diluted net income (loss) per share as such options were antidilutive.

Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
(in thousands)
Net income (loss)	$(1,856)	$654
Foreign currency translation adjustments	356	—
Unrealized gains on available-for-sale investments, net of tax	129	6
Comprehensive income (loss)	$(1,371)	$660

Note 5.  Fair Value of Financial Instruments

On a quarterly basis, we measures at fair value certain financial assets and liabilities, including cash equivalents and available-for-sale securities held in as of March 31, 2008. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

•                  Level 1 - Quoted prices for identical instruments in active markets;

•                  Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of March 31, 2008.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
(in thousands)
Assets:
Cash equivalents	$27,948	$—	$27,948	$—
Short-term investments.	9,273	—	9,273	—
Total	$37,221	$24,406	$12,815	$—

Marketable Securities

We considered all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the condensed consolidated statements of operations as other income, net. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred.

 It is our policy to review the fair value of these marketable securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If we believe the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is our policy to write down the investment to reduce its carrying value to fair value.

Note 6.  Acquisition

On June 8, 2007, we completed our acquisition of all of the common stock of HARDI, a company organized under the laws of Sweden. The acquisition was accounted for in accordance with SFAS 141 using the purchase method of accounting, from the date of completion, June 8, 2007. In addition to tangible and other intangible assets, we acquired the HAPS product line which is a modular system with multi-FPGA motherboards and standard or custom-made daughter boards, which can be combined together in a variety of ways. The HAPS products combined with our existing software products allow Synplicity to offer a comprehensive ASIC verification solution. The acquisition allows us to grow our ASIC Verification product line, particularly by selling HAPS products in combination with our software products through our direct sales channel. HARDI’s results of operations are included in our condensed consolidated statements of operations from the date of acquisition.

We acquired all the outstanding shares of the common stock of HARDI for cash consideration of $20.4 million, which comprised of the following: (a) $18.8 million in cash and (b) $1.6 million of acquisition related costs. Pursuant to the Agreement, an additional $5.4 million is held in an escrow account which is discussed in the Contingent Consideration paragraph below.

The total purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities. Intangible assets consist of existing technology, customer relationships, trademarks/trade names and non-competition agreements. The intangible assets subject to amortization are being amortized on a straight-line basis during the useful lives below:

Useful Life
(in years)
Existing technology.	3
Trademarks/Trade Names.	2
Customer relationships	5
Non-Competition agreements	5

The allocation of purchase price is summarized as follows:

Fair Value
(in thousands)
Cash and marketable securities	$2,900
Accounts receivable	1,207
Inventory	1,019
Prepaid expenses	552
Property and equipment	198
Accounts payable	(1,365)
Other liabilities	(594)
Fair-value of inventory acquired	267
Intangible assets	11,670
Deferred tax liability	(3,266)
Goodwill	7,826
Total	$20,414

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

Note 7.   Goodwill and Intangible Assets

The following summarizes our intangible assets as of March 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(in thousands)
Intangible assets from HARDI acquisition subject to amortization:
Existing technology (3 years)	$6,300	$(1,703)	$4,597
Trademarks/Trade names (2 years)	400	(162)	238
Customer relationships (5 years)	4,600	(746)	3,854
Non-competition agreements (5 years)	370	(60)	310
Intangible assets from purchase of technology subject to amortization (5 years)	500	(159)	341
	$12,170	$(2,830)	$9,340

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

The following summarizes our actual amortization expense of intangibles for the three months ended March 31, 2008 and 2007 and the estimated future amortization expense related to our intangible assets:

	Actual		Estimated
	Three Months Ended March 31,		Remainder
	2007	2008	in 2008	2009	2010	2011	2012
(in thousands)
Amortization of intangible assets from acquisitions (in cost of sales)	$223	$525	$2,370	$2,100	$922	$—	$—
Amortization of intangible assets from purchase of technology (in cost of sales)	$25	$25	$75	$100	$100	$67	$—
Amortization of intangible assets from acquisitions (in operating expenses)	$—	$299	$100	$1,082	$994	$994	$436

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

The following table presents revenue from external customers by geographic areas based on the location of the customers:

	Three Months Ended March 31,
	2008	2007
(in thousands)
Total revenue:
North America	$9,033	$8,364
Japan	3,278	1,808
Europe, Middle East	3,665	2,827
Rest of Asia	2,614	1,900
	$18,590	$14,899

Note 9.  Income Taxes

For the three months ended March 31, 2008 and 2007, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. These estimates and judgments occur in the calculation of tax credits and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income.

We account for income taxes in accordance with SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2007 and determined that it was more likely than not that we would be able to realize approximately $6.5 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be not be realized, in which case we will record a  valuation allowance in the quarter in which such determination is made. If the valuation allowance is required, we would recognize a tax expense in our income statement in that period.

The following table presents the provision and benefit for income taxes and the effective tax rates for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
(in thousands)
Income (loss) from operations before income taxes	$(2,078)	$962
Income tax provision (benefit)	$(222)	$308
Effective tax rate	10.7%	32.0%

The company recorded a benefit for income taxes for the three months ended March 31, 2008 of $222,000 and an income tax provision of $308,000 for the three months ended March 31, 2007. The difference between the provision for income tax that would be derived by applying the statutory rate to our loss before tax for the three months ended March 31, 2008 is principally related to the impact on non-deductible SFAS 123R stock option compensation charges and the tax benefit of foreign earnings for which no U.S. taxes are currently provided and state tax research credits. In addition, the company’s effective tax rate for the first quarter of 2008 excludes the income tax effect of $1.4 million in non-deductible merger costs.

The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months ended March 31, 2007 is principally related to the use of tax credit carryforwards net of the impact of non-deductible SFAS 123R stock option compensation expenses. The income tax expense for this quarter is principally related to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries.

In compliance with Financial Accounting Standards Interpretation No.48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109 (“FIN 48”) the company had unrecognized tax benefits of approximately $3.9 million at December 31, 2007. There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. Of this total, if recognized, $3.2 million will reduce the company’s annual effective tax rate. The company does not expect the unrecognized tax benefit to materially change during the next twelve months.

Note 10.  Inventory

Inventory is comprised of the following:

	As of
	March 31, 2008	December 31, 2007
(in thousands)
Raw materials	$2,024	$441
Finished goods	1,330	867
	$3,354	$1,308

The company does not typically maintain work-in-process inventory.

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

Our geographic distribution of revenue for the three months ended March 31, 2008 and March 31, 2007 was approximately 48% and 56% from North America, 18% and 12% from Japan, 20% and 19% from Europe and 14% and 13% from the rest of Asia, respectively.

Acquisition

On March 20, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synopsys, Inc., a Delaware corporation (“Synopsys”) and St. Andrews Acquisition Corp., a California corporation and wholly owned subsidiary of Synopsys, pursuant to which Synopsys has agreed to acquire us subject to the terms and conditions set forth in the Merger Agreement (the “Merger”) for $8.00 of cash, without interest, per share (“Price-Per Share”), or a gross amount of approximately $227 million. The Merger Agreement was unanimously approved by the Boards of Directors of both Synopsys and Synplicity.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Synplicity Common Stock will be converted into the right to receive the price per share. The closing of the deal is subject to Synplicity’s shareholders’ approval and other customary closing conditions. The Synplicity special meeting of shareholders is currently scheduled for May 14th, 2008 and the parties expect that, if shareholder approval is received, the closing will occur promptly thereafter. During the three months ended March 31, 2008, we recorded acquisition expenses of $1.4 million which consisted of legal, accounting, printing and banker’s fees, shown separately in our condensed consolidated statement of operations.

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

•                  In the three months ended March 31, 2008 and 2007, revenue from our FPGA Implementation Solutions accounted for 49% and 56% of total revenue, respectively.

ASIC Verification Solutions:

Our ASIC verification solutions, collectively called the Confirma Solutions includes software tools for implementation, prototyping and debugging and the High-Performance ASIC Prototyping System (“HAPS”).

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

•                  In the three months ended March 31, 2008 and 2007, revenue from our Confirma Solutions accounted for 49% and 37% of total revenue, respectively.

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

•                  In the three months ended March 31, 2008 and 2007 revenue from our ESL Solutions accounted for 2% and 2% of total revenue, respectively.

                Structured ASIC and ASIC Synthesis Solutions:

•                  Synplify ASIC is our logic synthesis product for ASIC designs. Amplify RapidChip, Amplify ISSP and Amplify AccelArray are physical synthesis products developed specifically for LSI Logic’s RapidChip, NEC Electronics’ ISSP and Fujitsu Microelectronics’ AccelArray’s Structured ASIC architectures, respectively.

•                  In March 2006, one of our three partners serving the Structured ASIC and ASIC synthesis markets announced its decision to cease further development of its semiconductor product for which our software product was designed specifically and exclusively. After this announcement, we evaluated the impact of this decision and other factors and decided to exit the Structured ASIC and ASIC synthesis markets (“ASIC products”).

•                  In the three months ended March 31, 2008 and 2007, respectively, revenue from our Structured ASIC and ASIC Synthesis Solutions accounted for 0% and 5% of total revenue, respectively.

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

During the three months ended March 31, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K.

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2008 with the three months ended March 31, 2007. There is no assurance that our historical operating results are indicative of our future results.

Three Months Ended March 31, 2008 and 2007

Total revenue

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
Revenue	$18.6	$14.9	$3.7	25%

For the three months ended March 31, 2008, our total revenue increased 25% over the three months ended March 31, 2007. FPGA implementation revenue increased by 9%, ASIC verification revenue, which includes revenue from the HAPS product line, increased by 61%, ESL revenue increased by 65% and ASIC revenue decreased, as expected, from $694,000 in 2007 to $35,000 in 2008.

 In the three months ended March 31, 2008 license and systems revenue was 44% of total revenue, maintenance revenue was 39% of total revenue and bundled license and service revenue was 18% of total revenue. In the three months ended March 31, 2007 license and systems revenue was 26% of total revenue, maintenance revenue was 44% of total revenue and bundled license and service revenue was 30% of total revenue. This mix will vary depending on the proportion of time-based licenses compared to total licenses booked in a quarter.

License and systems revenue.  License and systems revenue includes revenue from perpetual and term license and systems sales.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
License and systems revenue	$8.1	$3.9	$4.2	108%
As a percentage of total revenue	44%	26%

License and systems revenue increased 108% in the three months ended March 31, 2008 over the three months ended March 31, 2007, driven principally by the sales of HAPS products in 2008 as well as a higher percentage of perpetual and term licenses being signed in 2008 compared to 2007.

Maintenance revenue.  Maintenance revenue is derived from contracts associated with perpetual and term license sales. Our customers purchase the first year of maintenance with a perpetual or term license and a substantial number of them renew their maintenance in the years that follow. As a percentage of total revenue, maintenance revenue will vary depending on our mix of perpetual, term and time-based licenses as well as our cancellation rate.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
Maintenance revenue	$7.2	$6.6	$0.6	9%
As a percentage of total revenue	39%	44%

The following table represents the increases and decreases of maintenance revenue by product line.

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
FPGA implementation revenue	$4,771	$4,025	$746.0	19%
ASIC verification revenue	2,248	2,487	(239.0)	(10)%
ESL revenue	140	69	71.0	103%
Structured ASIC and ASIC synthesis revenue	—	36	(36.0)	(100)%
Total maintenance revenue	$7,159	$6,617

The following table represents the percentage of maintenance revenue by product line to total maintenance revenue.

	Three Months Ended
	March 31,
	2008	2007
FPGA implementation revenue	67%	61%
ASIC verification revenue	31%	38%
ESL revenue	2%	1%
Structured ASIC and ASIC synthesis revenue	0%	0%

In the three months ended March 31, 2008, maintenance revenue increased 9% over the three months ended March 31, 2007. While our renewal rate remained the same in both periods, the mix of applicable licenses generating maintenance revenue was more heavily weighted to perpetual and term in 2008. In 2008, 67% of our maintenance revenue was derived from FPGA implementation licenses and 31% was derived from ASIC verification licenses. In 2007 61% of our maintenance revenue came from FPGA implementation licenses and 38% came from ASIC verification licenses. This modest shift reflects our customers’ use of Synplify Premier and Synplify Pro which can be used in both FPGA design and ASIC verification. This mix will vary each period.

Bundled license and services revenue.  Bundled license, systems and services revenue includes revenue from time-based licenses which include maintenance, development and OEM agreements, and revenue from other services such as consulting, technical support, and user guides.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
Bundled license and services revenue	$3.3	$4.4	$(1.1)	(25)%
As a percentage of total revenue	18%	30%

The following table represents the increases and decreases of bundled license and services revenue by product line.

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
FPGA implementation revenue	$1,164	$1,236	$(72.0)	(6)%
ASIC verification revenue	762	1,143	(381.0)	(33)%
ESL revenue	126	47	79.0	168%
Structured ASIC and ASIC synthesis revenue	11	589	(578.0)	(98)%
OEM and other revenue	1,253	1,383	(130.0)	(9)%
Total bundled license and services revenue	$3,316	$4,398

The following table represents the percentage of bundled license and services revenue by product line to the total bundled license and services revenue.

	Three Months Ended
	March 31,
	2008	2007
FPGA implementation revenue	35%	29%
ASIC verification revenue	23%	26%
ESL revenue	4%	1%
Structured ASIC and ASIC synthesis revenue	0%	13%
OEM and other revenue	38%	31%

In the three months ended March 31, 2008, bundled license and services revenue decreased by 25% from the same period in 2007. Time-based licenses sold in 2008 were relatively lower than 2007 and our OEM revenues were lower in 2008 compared to 2007 due to the expiration of one of our OEM agreements.

Cost of revenue

Cost of license and systems revenue.  Cost of license and systems revenue includes the costs of systems sold (raw materials, contract manufacturing costs), royalties, product packaging costs, software documentation, licensing costs, amortization of capitalized software development costs and other costs associated with shipments.

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Cost of license and systems revenue	$1,310	$30	$1,280.0	4267%
As a percent of license and systems revenue	16%	1%
As a percent of total revenue	7%	0%

For the three months ended March 31, 2008, cost of license and systems revenue increased $1.3 million over the three months ended March 31, 2007, due to the relatively higher cost of sales associated with the addition of our HAPS systems sold in 2008.

Cost of maintenance revenue.  Cost of maintenance revenue consists of the costs of personnel, including stock-based compensation, and other expenses related to providing electronic, internet-based and phone technical support to our customers under active maintenance contracts.

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Cost of maintenance revenue	$501	$382	$119.0	31%
As a percent of maintenance revenue	7%	6%
As a percent of total revenue	3%	3%

For the three months ended March 31, 2008, cost of maintenance revenue increased 31% over the three months ended March 31, 2007, due to higher maintenance revenues, increased support headcount and a higher allocation of our engineers’ time to support.

Cost of bundled license and services revenue.  Cost of bundled license and services revenue consists of engineering costs directly associated with our custom software development service contracts, and support for our time-based license customers.

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Cost of bundled license and services revenue	$46	$95	$(49.0)	(52)%
As a percent of bundled license and services revenue	1%	2%
As a percent of total revenue	0%	1%

For the three months ended March 31, 2008, cost of bundled license and services revenue decreased 52% from the three months ended March 31, 2007, due to lower support requirements on relatively fewer time-based licenses.

Amortization of intangible assets.  Amortization of intangible assets reflects the amortization of intangible assets acquired as part of our purchases of products and technology from HARDI in 2007, IOTA and Bridges2Silicon in 2002, as well as a purchase of technology for use in our products in 2006. The intangible assets are expensed over their two to five-year useful lives. We amortize our HARDI intangibles on a straight-line basis as follows:  trademarks/trade names over 2 years, existing technology over 3 years and customer relationships and non-compete agreements over 5 years. Amortization of existing technology is included in cost of sales and the other intangibles amortization is included in operating expenses.

The following summarizes our actual expense and estimated future amortization expense related to the above intangible assets:

	Actual		Estimated
	Three Months
	Ended
	March 31,		Remainder
(in thousands)	2007	2008	in 2008	2009	2010	2011	2012
Amortization of intangible assets from acquisitions (in cost of sales)	$223	$525	$2,370	$2,100	$922	$—	$—
Amortization of intangible assets from purchase of technology (in cost of sales)	$25	$25	$75	$100	$100	$67	$—
Amortization of intangible assets from acquisitions (in operating expenses)	$—	$299	$100	$1,082	$994	$994	$436

Operating expenses

Research and development.  Research and development expenses include compensation and benefits, stock-based compensation expenses, outside services, equipment and software costs and allocated overhead expenses.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
Research and development	$6.9	$5.8	$1.1	19%
As a percent of total revenue	37%	39%

For the three months ended March 31, 2008, research and development expenses increased 19% over the three months ended March 31, 2007 due to higher compensation costs resulting from our acquisition of HARDI in June 2007 and increased headcount in our India office.

Sales and marketing.  Sales and marketing expenses include compensation and benefits, commissions, stock-based compensation expenses, promotional activities, tradeshows, seminars and allocated overhead expenses.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
Sales and marketing	$7.4	$6.2	$1.2	19%
As a percent of total revenue	40%	42%

For the three months ended March 31, 2008, sales and marketing expenses increased 19% compared to the three months ended March 31, 2007 due to higher compensation costs, higher commissions, increased travel expenses and higher representative agent fees and sales conference in 2008.

General and administrative.  General and administrative expenses include compensation and benefits, stock-based compensation expenses, accounting and legal expenses, outside services and allocated overhead expenses.

	Three Months Ended
	March 31,		Change
(in millions, except percentages)	2008	2007	$	%
General and administrative	$2.3	$2.1	$0.2	10%
As a percent of total revenue	12%	14%

                For the three months ended March 31, 2008, general and administrative expenses increased 10% over the three months ended March 31, 2007, due to higher compensation costs and benefits.

Costs related to pending acquisition.  In the three months ended March 31, 2008, we incurred legal, investment banking, accounting and printing expenses relating to our pending acquisition by Synopsys, Inc of $1.4 million.

Other income, net.  Other income, net includes interest income earned on cash and investments, foreign exchange gains and losses, and other miscellaneous items. Our cash equivalents and investments are classified as available-for-sale and are reported at fair value. These investments are short-term, maturing within 12 months of the purchase date.

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Other income, net	$122	$885	$(763.0)	(86)%
As a percent of total revenue	1%	6%

For the three months ended March 31, 2008, the decrease in other income, net compared to the three months ended March 31, 2007 was due to net foreign exchange losses of $342,000 and lower investable cash as a result of the HARDI acquisition in June 2007, as well as lower interest rates.

Income Taxes.  We recorded a benefit for income taxes of $222,000 for the three months ended March 31, 2008 and an income tax provision of $308,000 for the three months ended March 31, 2007. For both periods, the benefit and provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109. The annual effective tax rate was calculated on the basis of our expected level of profitability and includes the generation of R&D credits, miscellaneous state income taxes and income taxes on earnings of our foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised accordingly. The difference between the provision for income tax that would be derived by applying the statutory rate to our income before tax and the generation of R&D credits offset by the impact of non-deductible SFAS 123R stock option compensation expenses. In addition, our effective tax rate for the first quarter of 2008 excludes the income tax effect of $1.4 million in non-deductible merger costs.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $13.6 million, short-term investments of $33.7 million, retained earnings of $7.0 million and working capital of $39.6 million. We also earn interest on $5.4 million of restricted cash held in escrow relating to the HARDI acquisition.

Net cash provided by operating activities was $3.8 million in the three months ended March 31, 2008, compared to $1.9 million in the three months ended March 31, 2007. The increase in cash provided by operating activities was primarily due to higher accounts receivables collections, higher accounts payable and accrued liabilities balances and a higher balance of deferred revenue at March 31, 2008 compared to March 31, 2007. Offsetting these increases in 2008 were inventory purchases relating to our HAPS products and a decrease in deferred taxes.

Net cash provided by investing activities was $1.2 million in the three months ended March 31, 2008, compared to a use of cash of $5.5 million in the same quarter of 2007. In 2008 proceeds from maturities of short-term investments exceeded our purchases of short-term investments while the opposite occurred in 2007. In 2008, we used $942,000 to purchase computers and other equipment. In 2007, we used $419,000 for such purchases.

Net cash provided by financing activities was $882,000 in the first quarter of 2008 as we collected cash from the exercise of employee stock options. In 2007, we used $2.1 million as repurchases of our common stock exceeded collections from the exercise of options.

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

•                  any stock repurchases if our stock repurchase program is extended; and

•                  the availability of financing.

We believe that our cash and short-term investments balance of $47.3 million as of March 31, 2008 will be sufficient to meet our operating and capital requirements through at least the next 12 months in the event that the proposed acquisition by Synopsys does not occur. However, it is possible that we may require additional financing during this period. In the event that the proposed acquisition by Synopsys does not occur, we intend to continue to invest in the development of new products and enhancements to our existing products. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may choose to raise additional funds during this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot provide assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Contingent Consideration

In connection with to our acquisition of HARDI, we placed $5.4 million in an escrow account to be delivered to three former HARDI shareholders subject to attainment of specified revenue targets from the sales of HAPS systems. Any payment made upon achievement of targets will increase the total purchase consideration and result in a corresponding increase in goodwill. Additionally, there were no material changes in our operating leases, purchase commitments, indemnifications during the three months ended March 31, 2008.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2008, we believe there have been no material changes to the market risk disclosures presented in our 2007 Form 10-K.

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

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Pending Merger

Our business and stock price may be materially and adversely affected if the merger with Synopsys is not completed.

On March 20, 2008, we entered into a merger an agreement of merger with Synopsys and St. Andrews Acquisition Corp., a wholly owned subsidiary of Synopsys, which provides for the merger of St. Andrews Acquisition Corp. with and into Synplicity, with pursuant to which Synplicity surviving would survive the merger as a wholly owned subsidiary of Synopsys.  The announcement of the planned merger could have an adverse effect on our revenues in the near term if customers delay, defer, or cancel purchases in response to the announcement.  For example, some customers advised us in March 2008 that they wanted to defer purchases of our software licenses until the merger was completed.  To the extent that the announcement of the merger creates uncertainty among our current or potential customers contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending completion of the planned merger, our results of operations could be materially adversely affected, our quarterly revenues could be substantially below the expectations of market analysts and the market price for our shares of common stock could decline.  Furthermore, activities relating to the proposed merger and related uncertainties could cause employees to seek alternative employment and weaken our ability to recruit qualified personnel which could detract from our ability to generate revenue and control costs.

In addition, completion of the pending merger is subject to certain conditions, including approval by the holders of our common stock of Synplicity shareholders.  We cannot be certain that these conditions will be met or waived, that the necessary shareholder approval will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all.  If the merger is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including:

•                          the diversion of our management’s attention from our day to day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might be unable to regain;

•                  the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed;

•                  under certain circumstances we could be required to pay Synopsys a termination fee of approximately $7.9 million;

•                  we may experience a negative reaction to any termination of the merger from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and

•                  the amount of the costs, fees and expenses and charges related to the merger.

Restrictions on the conduct of our business prior to the completion of the pending merger with Synopsys may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with Synopsys that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger.

Risks Relating to Our Business

The following risk factors assume that we remain a stand-alone company except unless otherwise noted.

We have relied and expect to continue to rely on sales of our Synplify Pro and Synplify Premier products for a substantial portion of our revenue and a decline in sales of these products could cause our revenue to decline.

Historically, we have derived a significant majority of our revenue from the sale of our Synplify Pro product. Beginning in 2006, we have relied on Synplify Premier for a substantial portion of our revenue. Due to our exit from the ASIC markets in 2006, our dependence on Synplify Pro and Synplify Premier has increased. Total revenue from our Synplify Pro and Synplify Premier products accounted for 52%, 59% and 61% of our total revenue the three months ended March 31, 2008 and in the years ended December 31, 2007 and 2006, respectively. We expect that revenue from these products will continue to account for a significant share of our revenue for at least the next 12 months. Any factors which adversely affect the pricing of, or demand for, our Synplify Pro and Synplify Premier products could cause our revenue to decline and our business to suffer. Factors that may affect sales of our Synplify Pro and Synplify Premier products, some of which are beyond our control, include the following:

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

We rely on sales of additional licenses to our existing customers, as well as the renewal of term licenses, time-based licenses and annual maintenance contracts. Additional license sales to our existing customers represented 85%, 85% and 82% of our sales in the three months ended March 31, 2008 and in the years ended December 31, 2007 and 2006, respectively. If we fail to sell additional licenses for our products to our existing customers, we would experience a material decline in revenue. Even if we are successful in selling our products to new customers, the level of our revenue could be harmed if our existing customers do not continue to purchase a substantial number of additional licenses from us or fail to renew their term licenses, time-based licenses or maintenance contracts. Our success in generating revenue from existing customers is dependent on maintaining our relationships with those customers as well as their increased need for and usage of our products. In the past, we have experienced lower renewal rates for reasons including, but not limited to, customers’ business conditions or budget restrictions. If we were to again experience lower maintenance renewal rates, our maintenance revenue could decrease.

We have agreements with certain FPGA manufacturers to resell a version of our products. Some of these agreements allow for cancellation with a notice period. Revenue recognized from these agreements generated 7% of our revenue in the three months ended March 31, 2008, 8% of our revenue for the year ended December 31, 2007 and 8% of our revenue for the year ended December 31, 2006. If these agreements were canceled or not renewed, our revenue could decline.

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

We rely on third party subcontractors to manufacture our HAPS products. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with our customers resulting in lower operating results.

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

Although revenue has increased in our United States operations in 2006 and 2007 and the three months ended March 31, 2008, we have in the past experienced negative effects from economic downturns in the United States and other countries. In 2004, customers tightly controlled spending and reduced or delayed purchase orders. Industry slowdowns could reemerge, and may extend to other geographic areas.

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

The FPGA prototyping board market is competitive and fragmented. We compete primarily with internal design groups of semiconductor companies and original equipment manufacturers (“OEMs”) and with independent merchant board companies and emulation product companies. Growth in the FPGA prototyping board market will require semiconductor companies and OEMs to transition from internally designed prototype boards to merchant board solutions. If such companies decide to continue to custom develop prototype boards for cost or other reasons we may have more difficulty obtaining new customers and increasing our market share.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property rights, other vendors could sell logic synthesis, physical synthesis or verification products with features similar to ours, which could reduce demand for our products. We protect our intellectual property rights through a combination of patents, copyright, trade secret and trademark laws. We have filed a number of patent applications and as of March 31, 2008 had issued or allowed 56 patents, most of which are U.S. patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property rights and the distribution of our FPGA implementation, ASIC verification and ESL products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. There is the possibility that the validity of some of our patents may be challenged in the future. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. For example, with respect to our sales and support operations in India, Indian laws do not protect proprietary rights to the same extent as the United States, and Indian statutory law does not protect service marks. Our means of protecting our proprietary rights may be inadequate.

We are subject to export control regulations that could restrict our ability to increase our revenue and may adversely affect our business.

Our systems are shipped from Sweden and are subject to Swedish export control laws and other foreign laws and regulations, and our software is subject to U.S. export control requirements. In either case we may be required to obtain export licenses before we can export certain products or technology to specified countries. These export control laws, and possible changes to current laws, regulations and policies, could restrict our ability to sell products to customers in certain countries or give rise to delays or expenses in obtaining appropriate export licenses. These export control laws could also limit or delay our ability to hire certain foreign nationals, regardless of their qualifications. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results or financial condition.

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

Customers outside North America accounted for approximately 52%, 41% and 44% of our total revenue in the three months ended March 31, 2008 and in the years ended December 31, 2007 and 2006, respectively. Although international revenue has grown over the last few years, we experienced effects of the economic downturns, a return of such economic conditions, an avian flu outbreak or pandemic or an extension of such conditions to other international locations, would adversely impact our business.

We have offices in the United Kingdom, France, Germany, the Netherlands, Sweden, Israel, India, Finland, Japan, Korea, Taiwan, the People’s Republic of China and Turkey. We also rely on indirect sales in some areas of Asia, Europe and elsewhere. Our sales contracts generally provide for payment for our products in U.S. dollars. However, direct sales to our customers in Japan are in yen and we expect all such future sales there will be denominated in yen. Our ASIC verification systems are built in Sweden where our costs of inventory are paid in krona. Our expenses incurred in foreign locations are generally denominated in the respective local currency, and as a result, our future revenue and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations may be subject to other risks, including:

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

Risks Relating to an Investment in Our Common Stock

Our quarterly operating results and stock price may fluctuate because our ability to accurately forecast our quarterly sales is limited; our costs are relatively fixed in the short term.

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

We had net loss of $1.9 million in the three months ended March 31, 2008 and net income of $13.1 million, $3.2 million and $6.6 million in the years ended December 31, 2007, 2006 and 2005, respectively, we have had significant net losses in the past, including a net losses of $377,000 and $3.3 million in the years ended December 31, 2003 and 2002, respectively. We expect to continue to incur significant levels of operating expenses. Since the majority of our expenses are salaries and related benefits, our ability to offset a revenue shortfall is limited. If revenue does not increase or declines, we may not be able to manage our costs in time to achieve profitability for the applicable period involved. If we are not profitable, the market price of our common stock may decline, perhaps substantially.

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

As of March 31, 2008, our directors, officers and individuals or entities affiliated with our directors owned 41% of our outstanding common stock as a group. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors or the rejection of a merger or other business combination that other shareholders may believe to be desirable.

Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our shareholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations over recent years and the market prices of the securities of technology companies have been especially volatile. For example, our stock had closing prices ranging between a high of $9.80 and a low of $4.20 during the 24 months ended March 31, 2008. This market volatility, as well as current or future environmental, general economic, market or political conditions including: recent natural disasters in various geographic areas, pandemics or other large scale health disasters, the war in Iraq, terrorist activity or other acts of destruction could reduce the market price of our common stock regardless of our operating performance. Furthermore, because our stock generally trades at relatively low volumes, any sudden increase in trading volumes can cause significant volatility in the stock price. In addition, our operating results could be below the expectations of investment analysts and investors, and in response, the market price of our common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

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

SYNPLICITY, INC.

Date: May 12, 2008	By:	/s/ Gary Meyers
	Name:	Gary Meyers
	Title:	Chief Executive Officer, President and
Director (Principal Executive Officer)

	By:	/s/ John J. Hanlon
	Name:	John J. Hanlon
	Title:	Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)